Form 10-Q
period 1995-03-31
CENTURY PROPERTIES FUND XVI
filed 1995-05-15
CIK 351931

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  March 31, 1995

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    -------------

                     Commission file number   0-10435

                        Century Properties Fund XVI
           (Exact name of Registrant as specified in its charter)

      California                                      94-2704651
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

      5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
(Address of principal executive office)                    (Zip Code)

    Registrant's telephone number, including area code (404) 916-9090

                                   N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                                -----
           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes          No
                            -------     -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                   .
                 ------------------

                                  1 of 10

          CENTURY PROPERTIES FUND XVI - FORM 10-Q - MARCH 31, 1995

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                   March 31,      December 31,
                                                     1995            1994
                                                  (Unaudited)      (Audited)
Assets

Cash and cash equivalents                         $     917,000   $     932,000
Other assets                                             97,000         189,000

Real Estate:

    Real estate                                      14,459,000      14,439,000
    Accumulated depreciation                         (6,072,000)     (5,958,000)
                                                  --------------  --------------
Real estate, net                                      8,387,000       8,481,000

Deferred financing costs, net                           162,000         181,000
                                                  --------------  --------------
  Total assets                                    $   9,563,000   $   9,783,000
                                                  ==============  ==============

Liabilities and Partners' Equity

Notes payable                                     $   7,000,000   $   7,000,000
Accrued expenses and other liabilities                  268,000         370,000
                                                  --------------  --------------
  Total liabilities                                   7,268,000       7,370,000
                                                  --------------  --------------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partners                                    (3,746,000)     (3,738,000)
 Limited partners (130,000 units outstanding at
  March 31, 1995 and December 31, 1994)               6,041,000       6,151,000
                                                  --------------  --------------
  Total partners' equity                              2,295,000       2,413,000
                                                  --------------  --------------
  Total liabilities and partners' equity          $   9,563,000   $   9,783,000
                                                  ==============  ==============



                     See notes to financial statements.

                                  2 of 10

        CENTURY PROPERTIES FUND XVI - FORM 10-Q - MARCH 31, 1995


Statements of Operations (Unaudited)



                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Revenues:

  Rental                                          $     664,000   $     609,000
  Interest                                               10,000           8,000
                                                  --------------  --------------
    Total revenues                                      674,000         617,000
                                                  --------------  --------------

Expenses:

  Operating                                             421,000         391,000
  Interest                                              199,000         180,000
  Depreciation                                          114,000         114,000
  General and administrative                             58,000          79,000
                                                  --------------  --------------
    Total expenses                                      792,000         764,000
                                                  --------------  --------------
Net loss                                          $    (118,000)  $    (147,000)
                                                  ==============  ==============
Net loss per limited partnership unit             $          (1)  $          (1)
                                                  ==============  ==============



                     See notes to financial statements.

                                  3 of 10

         CENTURY PROPERTIES FUND XVI - FORM 10-Q - MARCH 31, 1995



Statements of Cash Flows (Unaudited)

                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Operating Activities:

Net loss                                          $    (118,000)  $    (147,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                         133,000         133,000
Changes in operating assets and liabilities:
  Other assets                                           92,000         (11,000)
  Accrued expenses and other liabilities               (102,000)        (75,000)
                                                  --------------  --------------
Net cash provided by (used in) operating
 activities                                               5,000        (100,000)
                                                  --------------  --------------
Investing Activities:

Proceeds from cash investments                              -           692,000
Additions to real estate                                (20,000)            -

Cash (used in) provided by investing activities         (20,000)        692,000
                                                  --------------  --------------
(Decrease) Increase in Cash and Cash Equivalents        (15,000)        592,000

Cash and Cash Equivalents at Beginning of Period        932,000         162,000
                                                  --------------  --------------
Cash and Cash Equivalents at End of Period        $     917,000   $     754,000
                                                  ==============  ==============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period         $     173,000   $     155,000
                                                  ==============  ==============


                     See notes to financial statements.

                                  4 of 10


        CENTURY PROPERTIES FUND XVI - FORM 10-Q - MARCH 31, 1995

                      NOTES TO FINANCIAL STATEMENTS

1.  General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

At March 31, 1995, the Partnership had approximately $232,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $36,000 and $35,000 during the three months ended March 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the three months ended March 31, 1995 and 1994, affiliates of NPI, Inc. received fees of $33,000 and $9,000, respectively, which are included in operating expenses.


                                  5 of 10

        CENTURY PROPERTIES FUND XVI - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant holds investments in and operates two residential real estate properties with apartments leased to tenants subject to leases of up to one year. The properties are located in Texas and Florida. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. For the three months ended March 31, 1995, both of Registrant's properties generated positive cash flow. As of May 1, 1995, eight of the ten properties originally purchased by Registrant were sold or otherwise disposed.

Registrant uses working capital reserves from any undistributed cash flows from operations, sales and refinancing proceeds as its primary source of liquidity. There have been no cash distributions since 1985. Although cash flow from operations is expected to improve during the next twelve months, due to balloon payments on mortgages maturing in 1997, it is not currently anticipated that Registrant will make any distributions from operations in the near future.

The level of liquidity based upon cash and cash equivalents experienced a $15,000 decrease at March 31, 1995, as compared to December 31, 1994. Registrant's $5,000 of net cash provided by operating activities was more than offset by $20,000 of improvements to real estate (investing activities). Registrant has no plans for material capital improvements during the next twelve months. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account, United States Treasury Bills or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments in 1995 and the foreseeable future. Registrant, however, has balloon mortgage payments due in 1997 on The Landings and Woods of Inverness Apartments of $3,000,000 and $4,000,000, respectively. The ability to hold and operate these properties is dependent on being able to obtain refinancings or debt modifications, as required. Although management is confident that these loans can be refinanced, if the loans are not refinanced or extended, or the properties are not sold, Registrant could lose these properties through foreclosure.

Pursuant to the terms of a Settlement Agreement entered into in connection with the Ruben and Andrews actions, DeForest Ventures I L.P. will make a tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. In addition, pursuant to the terms of the proposed settlement, the Managing General Partner will agree to provide Registrant a credit line of $150,000 per property, borrowings under which would bear interest at the lesser of prime plus 1% or the rate permitted by the Partnership Agreement of Registrant. A hearing for final approval of the settlement is scheduled for May 19, 1995. See Part II - Other Information, "Item 1 - Legal Proceedings". If the settlement receives final Court approval, it is expected that the tender offer will commence on or about June 19, 1995. The Managing General Partner believes that the settlement will not have an adverse effect on Registrant.

                                  6 of 10

          CENTURY PROPERTIES FUND XVI - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required.


Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing residential properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential residential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during 1995. Management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results improved by $29,000 for the three months ended March 31, 1995, as compared to 1994, due to an increase in revenues of $57,000 which was partially offset by an increase in expenses of $28,000.

Revenues increased by $57,000 for the three months ended March 31, 1995, as compared to 1994, due to increases of $55,000 in rental income and $2,000 in interest income. Rental revenue increased due to increased rental rates and improved occupancy at both of Registrant's properties. Interest income increased primarily due to the effect of higher interest rates.

Expenses increased by $28,000 for the three months ended March 31, 1995, as compared to 1994, due to increases in operating expenses of $30,000 and interest expense of $19,000, which was partially offset by a decrease in general and administrative expenses of $21,000.

Operating expenses increased primarily due to an increase in general repairs and maintenance at Registrant's Woods of Inverness Apartments property. Interest expense increased due to an increase in the variable interest rate on the mortgage loans. General and administrative expenses decreased due to the decrease in asset management costs effective July 1, 1994.


                                  7 of 10

         CENTURY PROPERTIES FUND XVI - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                        CENTURY PROPERTIES FUND XVI

                             OCCUPANCY SUMMARY

               For the Quarters Ended March 31, 1995 and 1994

                                                      Average
                          Number                 Occupancy Rate (%)
                            of         Date of       March 31,
Name and Location          Units      Purchase     1995     1994
- -----------------          -----      --------   ------------------
The Landings Apartments     200        06/82        95       91
Tampa, Florida

Woods of Inverness
  Apartments                272        07/82        98       94
Houston, Texas


                                  8 of 10

          CENTURY PROPERTIES FUND XVI - FORM 10-Q - MARCH 31, 1995

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Lawrence M. Whiteside, on behalf of himself and all other similarly situated, v. Fox Capital Management Corporation, et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").

Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P., et al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

James Andrews, et al., on behalf of themselves and all other similarly situated
v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC ("Andrews").

On March 16, 1995 the United States District Court for the Northern District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified classes constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions
would be dismissed with prejudice and/or released.   In consideration for the
dismissal and/or release of such claims, among other things, DeForest I would pay to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I will commence a second tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearing on the final approval of the settlement is scheduled for May 19, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

No report on Form 8-K was required to be filed during the period.



                                  9 of 10

          CENTURY PROPERTIES FUND XVI - FORM 10-Q - MARCH 31, 1995

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY PROPERTIES FUND XVI

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A California Corporation,
                                  its general partner




                              /S/ARTHUR N. QUELER
                              --------------------------------------
                              ARTHUR N. QUELER

                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                               10 of 10