Form 10-Q
period 1995-06-30
CENTURY PROPERTIES FUND XVI
filed 1995-08-11
CIK 351931

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  June 30, 1995

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________to ____________

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No_____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.




                               1 of 11

           CENTURY PROPERTIES FUND XVI - FORM 10-Q - JUNE 30, 1995

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                     June 30,       December 31,
                                                       1995            1994
                                                   (Unaudited)       (Audited)
Assets

Cash and cash equivalents                          $    921,000    $    932,000
Other assets                                            146,000         189,000

Real Estate:

    Real estate                                      14,476,000      14,439,000
    Accumulated depreciation                         (6,186,000)     (5,958,000)
                                                   ------------    ------------
Real estate, net                                      8,290,000       8,481,000

Deferred financing costs, net                           145,000         181,000
   ------------    ------------
     Total assets                                  $  9,502,000    $  9,783,000
                                                   ============    ============
Liabilities and Partners' Equity

Notes payable                                      $  7,000,000    $  7,000,000
Accrued expenses and other liabilities                  320,000         370,000
                                                   ------------    ------------
     Total liabilities                                7,320,000       7,370,000
                                                   ------------    ------------
Commitments and Contingencies

Partners' equity (deficit):

 General partners                                    (3,754,000)     (3,738,000)
 Limited partners (130,000 units outstanding at
    June 30, 1995 and December 31, 1994)              5,936,000       6,151,000
                                                   ------------    ------------
     Total partner's equity                           2,182,000       2,413,000
                                                   ------------    ------------
     Total liabilities and partners' equity        $  9,502,000    $  9,783,000
                                                   ============    ============



                     See notes to financial statements.

                                   2 of 11


           CENTURY PROPERTIES FUND XVI - FORM 10-Q - JUNE 30, 1995



Statements of Operations (Unaudited)



                                                     For the Six Months Ended
                                                 June 30, 1995    June 30, 1994
Revenues:

     Rental                                        $ 1,321,000      $ 1,235,000
     Interest income                                    20,000           19,000
                                                   -----------      -----------
         Total revenues                              1,341,000        1,254,000
                                                   -----------      -----------

Expenses:

     Operating                                         826,000          796,000
     Interest                                          401,000          364,000
     Depreciation                                      228,000          228,000
     General and administrative                        117,000          196,000
                                                   -----------      -----------
         Total expenses                              1,572,000        1,584,000
                                                   -----------      -----------
Net loss                                           $  (231,000)     $  (330,000)
                                                   ===========      ===========
Net loss per limited partnership unit              $        (2)     $        (2)
                                                   ===========      ===========


                     See notes to financial statements.

                                   3 of 11


           CENTURY PROPERTIES FUND XVI - FORM 10-Q - JUNE 30, 1995



Statements of Operations (Unaudited)



                                                   For the Three Months Ended

                                                  June 30, 1995   June 30, 1994
Revenues:

     Rental                                           $ 657,000       $ 626,000
     Interest income                                     10,000          11,000
                                                      ---------       ---------
         Total revenues                                 667,000         637,000
                                                      ---------       ---------

Expenses:

     Operating                                          405,000         410,000
     Interest                                           202,000         184,000
     Depreciation                                       114,000         114,000
     General and administrative                          59,000         112,000

                                                      ---------       ---------
         Total expenses                                 780,000         820,000
                                                      ---------       ---------
Net loss                                              $(113,000)      $(183,000)
                                                      =========       =========
Net loss per limited partnership unit                 $      (1)      $      (1)
                                                      =========       =========


                     See notes to financial statements.

                                   4 of 11


           CENTURY PROPERTIES FUND XVI - FORM 10-Q - JUNE 30, 1995



Statements of Cash Flows (Unaudited)

                                                       For the Six Months Ended
                                                   June 30, 1995   June 30, 1994

Operating Activities:

Net loss                                            $  (231,000)   $  (330,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                      264,000        264,000
Changes in operating assets and liabilities:
     Other assets                                        43,000        (87,000)
     Accrued expenses and other liabilities             (50,000)        (9,000)
                                                    -----------    -----------
Net cash provided by (used in) operating activities      26,000       (162,000)
                                                    -----------    -----------
Investing Activities:

Proceeds from cash investments                               --        692,000

Additions to real estate                                (37,000)       (24,000)
                                                    -----------    -----------
Net cash (used in) provided by investing activities     (37,000)       668,000
                                                    -----------    -----------
(Decrease) Increase in Cash and Cash Equivalents        (11,000)       506,000

Cash and Cash Equivalents at Beginning of Period        932,000        662,000
                                                    -----------    -----------
Cash and Cash Equivalents at End of Period          $   921,000    $ 1,168,000
                                                    ===========    ===========
Supplemental Disclosure of Cash Flow Information:
     Interest paid in cash during the period        $   351,000    $   314,000
                                                    ===========    ===========




                     See notes to financial statements.

                                   5 of 11


       CENTURY PROPERTIES FUND XVI - FORM 10-Q - JUNE 30, 1995

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

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $72,000 and $99,000 during the six months ended June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the six months ended June 30, 1995 and 1994, affiliates of NPI, Inc. received fees of $66,000 and $40,000, respectively, which are included in operating expenses.

3.  Legal Proceedings

    On May 19, 1995 final approval was given by the Court to a settlement agreement relating to the tender offer litigation. As required by the terms of the settlement agreement, DeForest Ventures I L.P. ("DeForest") commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership in the Partnership. Pursuant to the Second Tender Offer, DeForest acquired an additional 6,825 limited partnership units of the Partnership.


                               6 of 11

       CENTURY PROPERTIES FUND XVI - FORM 10-Q - JUNE 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant holds investments in and operates two residential real estate properties with apartments leased to tenants subject to leases of up to one year. The properties are located in Texas and Florida. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. For the six months ended June 30, 1995, both of Registrant's properties generated positive cash flow. As of August 1, 1995, eight of the ten properties originally purchased by Registrant were sold or otherwise disposed.

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

The level of liquidity based upon cash and cash equivalents experienced an $11,000 decrease at June 30, 1995, as compared to December 31, 1994. Registrant's $26,000 of net cash provided by operating activities was more than offset by $37,000 of improvements to real estate (investing activities). Registrant has no plans for material capital improvements during the next twelve months. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.


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

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 6,825 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 36.0% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see Part II, Item 1, Litigation). Also in connection with the settlement, an



                               7 of 11

       CENTURY PROPERTIES FUND XVI - FORM 10-Q - JUNE 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future.

At this time, it appears that the investment objective of capital growth will not be attainted and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required.

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

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $99,000 for the six months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $87,000 and a decrease in expenses of $12,000.

Revenues increased by $87,000 for the six months ended June 30, 1995, as compared to 1994, due to increases of $86,000 in rental income and $1,000 in interest income. Rental revenue increased due to increased rental rates and improved occupancy at both of Registrant's properties. Interest income remained relatively constant.

Expenses decreased by $12,000 for the six months ended June 30, 1995, as compared to 1994, due to a decrease in general and administrative expenses of $79,000, which was partially offset by increases in operating expenses of $30,000 and interest expense of $37,000.



                               8 of 11

       CENTURY PROPERTIES FUND XVI - FORM 10-Q - JUNE 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Six Months Ended June 30, 1995 vs. June 30, 1994 (Continued)


General and administrative expenses decreased due to the decrease in asset management costs effective July 1, 1994. Operating expenses increased primarily due to an increase in general repairs and maintenance at Registrant's Woods of Inverness Apartments property. Interest expense increased due to an increase in the variable interest rate on the mortgage loans.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $70,000 for the three months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $30,000 and a decrease in expenses of $40,000.

Revenues increased by $30,000 for the three months ended June 30, 1995, as compared to 1994, due to an increase of $31,000 in rental income, which was partially offset by a decrease of $1,000 in interest income. Rental revenue increased primarily due to higher rental rates at both of Registrant's properties, which was slightly offset by lower occupancy at both of Registrant's properties. Interest income remained relatively constant.

Expenses decreased by $40,000 for the three months ended June 30, 1995, as compared to 1994, due to decreases in operating expenses of $5,000 and general and administrative expenses of $53,000, which were partially offset by an increase in interest expense of $18,000.

Operating expenses decreased primarily due to a decrease in general repairs and maintenance at both of Registrant's properties during the three months ended June 30, 1995. General and administrative expenses decreased due to the decrease in asset management costs effective July 1, 1994. Interest expense increased due to an increase in the variable interest rate on the mortgage loans.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                     CENTURY PROPERTIES FUND XVI

                           OCCUPANCY SUMMARY
                                                           Average
                                                     Occupancy Rate (%)
                                                ----------------------------
                                                Six Months      Three Months
                           Number                 Ended            Ended
                            of     Date of       June 30,         June 30,
Name and Location          Units   Purchase   1995      1994    1995    1994
- -----------------          ------  --------   ----      ----    ----    ----
The Landings Apartments     200     06/82      96        95      97      98
Tampa, Florida

Woods of Inverness
  Apartments                272     07/82      96        95      94      96
Houston, Texas


                               9 of 11

       CENTURY PROPERTIES FUND XVI - FORM 10-Q - JUNE 30, 1995

                      PART II - OTHER INFORMATION


Item 1.  Litigation

      Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo County, Case No. 390018.

      Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et. al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC.

      Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592.

      James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC.

      On May 19, 1995, the Court gave final approval to the settlement agreement entered into, in March 1995, by the plaintiffs and the defendants in the above actions. Pursuant to the Court's order, all claims made by the plaintiffs were dismissed with prejudice subject to the defendants compliance with the settlement agreement. As required by the settlement agreement, DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. commenced a tender offer for units of limited partnership interest in Registrant as well as 18 other affiliated partnerships on June 2, 1995 and implemented the other provisions of the settlement agreement. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition."

Item 6.  Exhibits and Reports on Form 8-K.

      No report on Form 8-K was required to be filed during the period.




                               10 of 11

        CENTURY PROPERTIES FUND XVI - FORM 10-Q - JUNE 30, 1995


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


                              CENTURY PROPERTIES FUND XVI

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A California Corporation,
                                  its general partner



                              /S/ ARTHUR N. QUELER

                              Secretary/Treasurer and Director
                              (Principal Financial Officer)



                               11 of 11