Form 10-Q
period 1995-09-30
CENTURY PROPERTIES FUND XVI
filed 1995-11-13
CIK 351931

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1995

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________to ____________

                       Commission file number   0-10435
                                                -------

                          Century Properties Fund XVI
                          ---------------------------
            (Exact name of Registrant as specified in its charter)

                 California                         94-2704651
  ------------------------------------------------------------------------
    (State or other jurisdiction of   (I.R.S. Employer Identification No.)
    incorporation or organization)


         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
  ------------------------------------------------------------------------
  (Address of principal executive office)                      (Zip Code)

       Registrant's telephone number, including area code (770) 916-9090
                                                          --------------

                                      N/A
  ------------------------------------------------------------------------
 Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No ____


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

                                   1 of 13


         CENTURY PROPERTIES FUND XVI - FORM 10-Q - SEPTEMBER 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                  September 30,   December 31,
                                                       1995           1995
Assets

Cash and cash equivalents                         $   887,000   $   932,000
Other assets                                          262,000       189,000

Real Estate:

    Real estate                                    14,492,000    14,439,000
    Accumulated depreciation                       (6,301,000)   (5,958,000)
                                                  -----------   -----------


Real estate, net                                    8,191,000     8,481,000

Deferred financing costs, net                         126,000       181,000
                                                  -----------   -----------

    Total assets                                  $ 9,466,000   $ 9,783,000
                                                  ===========   ===========

Liabilities and Partners' Equity

Notes payable                                     $ 7,000,000   $ 7,000,000
Accrued expenses and other liabilities                393,000       370,000
                                                  -----------   -----------

     Total liabilities                              7,393,000     7,370,000
                                                  -----------   -----------

Commitments and Contingencies

Partners' equity (deficit):

 General partners                                  (3,761,000)   (3,738,000)
 Limited partners (130,000 units outstanding at
   September 30, 1995 and December 31, 1994)        5,834,000     6,151,000
                                                  -----------   -----------
     Total partner's equity                         2,073,000     2,413,000
                                                  -----------   -----------
     Total liabilities and partners' equity       $ 9,466,000   $ 9,783,000
                                                  ===========   ===========



                      See notes to financial statements.

                                    2 of 13


         CENTURY PROPERTIES FUND XVI - FORM 10-Q - SEPTEMBER 30, 1995

Statements of Operations

                                              For the Nine Months Ended
                                           September 30,    September 30,
                                                1995            1994
Revenues:

     Rental                                  $1,991,000      $1,880,000
     Interest income                             30,000          29,000
                                             ----------      ----------
         Total revenues                       2,021,000       1,909,000
                                             ----------      ----------


Expenses:

     Operating                                1,255,000       1,315,000
     Interest                                   596,000         548,000
     Depreciation                               343,000         343,000
     General and administrative                 167,000         247,000
                                             ----------      ----------
         Total expenses                       2,361,000       2,453,000
                                             ----------      ----------
Net loss                                      $(340,000)     $ (544,000)
                                             ==========      ==========

Net loss per limited partnership unit         $   (2.44)     $    (3.89)
                                             ==========      ==========


                      See notes to financial statements.

                                    3 of 13

         CENTURY PROPERTIES FUND XVI - FORM 10-Q - SEPTEMBER 30, 1995

Statements of Operations



                                          For the Three Months Ended
                                        September 30,  September 30,
                                             1995           1994

Revenues:

     Rental                              $  670,000    $  645,000
     Interest income                         10,000        10,000
                                         ----------    ----------
          Total revenues                    680,000       655,000
                                         ----------    ----------

Expenses:

     Operating                              429,000       517,000
     Interest                               195,000       184,000
     Depreciation                           115,000       115,000
     General and administrative              50,000        53,000
                                         ----------    ----------
          Total expenses                    789,000       869,000
                                         ----------    ----------
Net loss                                 $ (109,000)   $ (214,000)
                                         ==========    ==========
Net loss per limited partnership unit    $    (0.78)   $    (1.53)
                                         ==========    ==========

                      See notes to financial statements.


                                    4 of 13


         CENTURY PROPERTIES FUND XVI - FORM 10-Q - SEPTEMBER 30, 1995



Statements of Cash Flows

                                                      For the Nine Months Ended
                                                     September 30, September 30,
                                                           1995         1994
Operating Activities:

Net loss                                             $  (340,000)   $ (544,000)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
     Depreciation and amortization                       398,000       397,000
Changes in operating assets and liabilities:
     Other assets                                        (73,000)     (173,000)
     Accrued expenses and other liabilities               23,000        54,000
                                                     -----------    ----------
Net cash provided by (used in) operating activities        8,000      (266,000)
                                                     -----------    ----------

Investing Activities:

Proceeds from cash investments                                 -       692,000
Additions to real estate                                 (53,000)      (34,000)
                                                     -----------    ----------
Net cash (used in) provided by investing activities      (53,000)      658,000
                                                     -----------    ----------
(Decrease) Increase in Cash and Cash Equivalents         (45,000)      392,000

Cash and Cash Equivalents at Beginning of Period         932,000       662,000
                                                     -----------    ----------
Cash and Cash Equivalents at End of Period           $   887,000    $1,054,000
                                                     ===========    ==========
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period            $   523,000    $  473,000
                                                     ===========    ==========

                      See notes to financial statements.

                                    5 of 13


         CENTURY PROPERTIES FUND XVI - FORM 10-Q - SEPTEMBER 30, 1995

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

       The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

       The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

       On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Realty Investors and Fox Capital Management Corporation, the general partners of the Partnership, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.     Transactions with Related Parties

       (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $108,000 and $135,000 during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

       (b) An affiliate of NPI, Inc. is entitled to receive a management fee equal to 5% of the annual gross receipts from certain properties it manages. For the nine months ended September 30, 1995 and 1994, affiliates of NPI, Inc. received fees of $99,000 and $71,000, respectively, which are included in operating expenses.

                                   6 of 13

CENTURY PROPERTIES FUND XVI - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant holds investments in and operates two residential real estate properties with apartments leased to tenants subject to leases of up to one year. The properties are located in Texas and Florida. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. For the nine months ended September 30, 1995, Registrant's Woods of Inverness Apartments generated positive cash flow while The Landings Apartments generated slightly negative cash flow due to improvements to real estate. As of November 1, 1995, eight of the ten properties originally purchased by Registrant were sold or otherwise disposed.

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

The level of liquidity based upon cash and cash equivalents experienced a $45,000 decrease at September 30, 1995, as compared to December 31, 1994. Registrant's $8,000 of net cash provided by operating activities was more than offset by $53,000 of improvements to real estate (investing activities). Registrant has no plans for material capital improvements during the next twelve months. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments until June 1997, when Registrant has balloon mortgage payments due on The Landings and Woods of Inverness Apartments of $3,000,000 and $4,000,000, respectively. The ability to hold and operate these properties is dependent on being able to obtain refinancings or debt modifications, as required. Although management is confident that these loans can be refinanced, if the loans are not refinanced or extended, or the properties are not sold, Registrant could lose these properties through foreclosure.

As required by the terms of the settlement of the actions brought against,

among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 6,825 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 36.0% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant. Also in connection with the settlement, an affiliate of the Managing General

                                   7 of 13

         CENTURY PROPERTIES FUND XVI - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is Registrant's only unused source of liquidity.

On August 17, 1995, Insignia Financial Group, Inc. and certain of its affiliates (collectively, "Insignia") entered into agreements pursuant to which (i) the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc., (ii) DeForest agreed to sell its units of Registrant to Insignia and (iii) Insignia would acquire all of the interests in NPI-AP Management, L.P., the property manager at Registrant's properties. The consummation of these transactions is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity.

Insignia is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. According to Commercial Property News and the National Multi-Housing Council, since 1992 Insignia has been the largest property manager in the United States. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

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

Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing residential properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties have been relatively low interest rates, which encourage existing and potential residential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, the rental market appears to be experiencing a gradual strengthening and management anticipates that increases in revenue will generally exceed increases in expenses during the next twelve months. Management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.

                                   8 of 13


         CENTURY PROPERTIES FUND XVI - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $204,000 for the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $112,000 and a decrease in expenses of $92,000.

Revenues increased by $112,000 for the nine months ended September 30, 1995, as compared to 1994, due to increases of $111,000 in rental income and $1,000 in interest income. Rental revenue increased due to increased rental rates at both of Registrant's properties. Occupancy remained constant. Interest income remained relatively constant.

Expenses decreased by $92,000 for the nine months ended September 30, 1995, as compared to 1994, due to decreases in operating expenses of $60,000 and general and administrative expenses of $80,000, which were partially offset by an increase in interest expense of $48,000.

Operating expenses decreased primarily due to decreases in exterior painting and general repairs and maintenance at Registrant's The Landings Apartments property. General and administrative expenses decreased due to the decrease in asset management costs effective July 1, 1994. Interest expense increased due to an increase in the variable interest rate on the mortgage loans. Depreciation remained constant.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $105,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $25,000 and a decrease in expenses of $80,000.

Revenues increased by $25,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase of $25,000 in rental income. Rental revenue increased due to increased rental rates and relatively constant occupancy at both of Registrant's properties. Interest income remained relatively constant.

Expenses decreased by $80,000 for the three months ended September 30, 1995, as compared to 1994, due to decreases in operating expenses of $88,000 and general and administrative expenses of $3,000, which were partially offset by an increase in interest expense of $11,000.

Operating expenses decreased primarily due to decreases in exterior painting and general repairs and maintenance at both of Registrant's properties for the three months ended September 30, 1995. Interest expense increased due to an increase in the variable interest rate on the mortgage loans. General and administrative expenses and depreciation expense remained relatively constant.

                                  9 of 13

         CENTURY PROPERTIES FUND XVI - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                          CENTURY PROPERTIES FUND XVI

                               OCCUPANCY SUMMARY


                                                      Average
                                                Occupancy Rate (%)
                                            ---------------------------
                                            Nine Months    Three Months
                          Number               Ended          Ended
                           of      Date of  September 30,  September 30,
Name and Location         Units   Purchase   1995  1994     1995  1994
-----------------         ------  --------   ----  ----     ----  ----

The Landings Apartments    200      06/82     96    96       96    98
Tampa, Florida

Woods of Inverness
  Apartments               272      07/82     96    96       97    96
Houston, Texas

                                   10 of 13

         CENTURY PROPERTIES FUND XVI - FORM 10-Q - SEPTEMBER 30, 1995

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

        (b)     Report on Form 8-K

            On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                 11 of 13

         CENTURY PROPERTIES FUND XVI - FORM 10-Q - SEPTEMBER 30, 1995


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


                                CENTURY PROPERTIES FUND XVI

                                By:  FOX CAPITAL MANAGEMENT CORPORATION,
                                     A California Corporation,
                                     its general partner



                                /S/ ARTHUR N. QUELER
                                ----------------------------------
                                Secretary/Treasurer and Director
                                (Principal Financial Officer)

                                   12 of 13

         CENTURY PROPERTIES FUND XVI - FORM 10-Q - SEPTEMBER 30, 1995


                                 EXHIBIT INDEX



Exhibit                                                   Page No.
-------                                                   --------
2. NPI, Inc. Stock Purchase Agreement                         *
      dated August 17, 1995

* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.



                                   13 of 13