Form 10-K405
period 1995-12-31
CENTURY PROPERTIES FUND XVI
filed 1996-03-29
CIK 351931

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995, or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

         Commission file number 0-10435

                          CENTURY PROPERTIES FUND XVI
            (Exact name of Registrant as specified in its charter)

          CALIFORNIA                                    94-2704651
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             One Insignia Plaza, P.O. Box 1089
                  Greenville, South Carolina               29602
           (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (864) 239-1000

            Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                           Limited Partnership Units

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.


                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

       Prospectus of Registrant dated August 17, 1981 and thereafter supplemented incorporated in Parts I and IV.





                          CENTURY PROPERTIES FUND XVI
                            (A limited partnership)

                                     PART I


Item 1.  Business.

         Century Properties Fund XVI (the "Registrant") was organized in December 1980 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Registrant.

         The Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-71473), was declared effective by the Securities and Exchange Commission ("Commission") on August 17, 1981. the Registrant marketed its securities pursuant to its Prospectus dated August 17, 1981 and thereafter supplemented (hereinafter the "Prospectus"). The Prospectus was filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933.

         The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing real property. The Registrant is a "closed" limited partnership real estate syndicate formed to acquire multi-family residential properties. For a further description of the business of the Registrant, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" of the Prospectus.

         Beginning in August 1981 through April 1982, the Registrant offered and sold $65,000,000 in Limited Partnership Units. The net proceeds of this offering were used to purchase ten income-producing real properties, or interests therein. The Registrant's original property portfolio was geographically diversified with properties acquired in six states. The Registrant's acquisition activities were completed in 1983, and since then, the principal activity of the Registrant has been managing its portfolio. In the period from 1986 through 1991, eight multi-family residential properties have been sold or otherwise disposed of. See "Item 2, Properties" for a description of the Registrant's properties.

         The Registrant is involved in only one industry segment, as described above. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

         Both the income and the expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such properties. Even under the most favorable market conditions there is no guarantee that any property owned by the Registrant can be sold or, if sold, that such sale can be made upon favorable terms.

         It is possible that legislation on the state or local level may be enacted in the states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by the Registrant.

         The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

         The Registrant maintains property and liability insurance on its properties and believes such coverage to be adequate.

         It appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the Registrant's strategy as set forth in "Item 7" as well as upon significant improvement in the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, the remaining properties have been held longer than originally expected.

Property Matters

         The Landings - On December 29, 1995, the first mortgage encumbering the Landings Apartments was refinanced. The principal amount of the refinanced mortgage was $2,300,000. The loan bears interest at 7.88% per annum, has a 30 year amortization and matures in January 2006. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 4" for additional information with respect to this loan.

         Woods of Inverness - On December 29, 1995, the first mortgage encumbering the Landings Apartments was refinanced. The principal amount of the refinanced mortgage was $5,250,000. The loan bears interest at 7.88% per annum, has a 30 year amortization and matures in January 2006. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note 4" for additional information with respect to this loan.

         In connection with the refinancing of The Landings and Woods of Inverness, the lender required the Registrant to transfer each property into a separate single asset entity. As a result, the Registrant transferred each of these properties into a separate limited partnership in which the Registrant holds a 99% limited partnership interest. The general partners of these partnerships are corporations in which the Registrant is the sole stockholder.

Employees

         Services are performed for the Registrant at its remaining properties by on-site personnel all of whom are employees of NPI-AP Management, L.P., ("NPI-AP") an affiliate of the Managing General Partner, which directly manages the Registrant's remaining properties. All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to the Registrant in addition to providing on-site management.

Change in Control

         From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December
16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Registrant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

         On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

         On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

         On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc., ("NPI") the parent corporation of NPI Equity II. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.


         On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II, the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

         Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected. See Item 10, "Directors and Executive Officers of the Registrant."

The Tender Offer

         On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Registrant as well as 11 affiliated limited partnerships.

         On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Registrant to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Insignia LLC with the Securities and Exchange Commission, Insignia LLC acquired 47,336.68 limited partnership units or approximately 36.4% of the total limited partnership units of the Registrant. (See "Item 12, Security Ownership of Certain Beneficial Owners and Management.")

Competition

         The Registrant is affected by and subject to the general competitive conditions of the residential real estate industry. Many of the Registrant's properties which are or were located in oil industry dependent and other weakened markets have been adversely affected by unfavorable economic conditions in these markets. In addition, both of the Registrant's properties compete in areas which normally contain numerous other real properties which may be considered competitive.

Item 2.  Properties.

         A description of the multi-family residential properties in which the Registrant has an ownership interest is as follows. All of the Registrant's properties are owned in fee.


                                            Date of
Name and Location                           Purchase              Size

The Landings Apartments                     06/82                 200 units
  2803 West Sligh Avenue

  Tampa, Florida

Woods of Inverness Apartments               07/82                 272 units
  21717 Inverness Forest Drive
  Houston, Texas

         See, "Item 8, Financial Statements and Supplementary Data" for information regarding any encumbrances to which the properties of the Registrant are subject.

         The following chart sets forth the occupancy rate at December 31, 1995, 1994, 1993, 1992 and 1991 for the Registrant's remaining properties:

                               OCCUPANCY SUMMARY

                                                   Average
                                              Occupancy Rate(%)
                                             for the Year Ended
                                                December 31,
                                       1995   1994   1993   1992   1991

The Landings Apartments.               96      96     92     92     92
Woods of Inverness Apartments          96      95     93     90     94


Item 3.  Legal Proceedings.

           Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et, al., Superior Court of the State of California, San Mateo County, Case No. 390018. ("Whiteside")

           Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., DeForest Capital I Corporation, MRI Business Properties Fund, Ltd. II, MRI Business Properties Fund, Ltd. III, NPI Equity Investments II, Inc., Montgomery Realty Company-84, MRI Associates, Ltd. II, Montgomery Realty Company-85 and MRI Associates, Ltd. III, United States District Court, Northern District of Georgia, Atlanta Division("Ruben").

           Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, Case No. 94CH0100592. ("Vernon")

           James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC. ("Andrews")

           In the fourth quarter of fiscal 1994, limited partners in certain limited partnerships affiliated with the Registrant, commenced actions against, among others, the Managing General Partner. The actions alleged, among other things, that the tender offers made by DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in October 1994 constituted (a)

breach of the fiduciary duty owed by the Managing General Partner to the limited partners of the Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of the Registrant. The actions, which had been brought as class actions on behalf of limited partners sought monetary damages in an unspecified amount and, in the Whiteside action, to enjoin the tender offers. The temporary restraining order sought in the Whiteside action was denied by the court on November 3, 1994 and on November 18, 1994, the court denied Whiteside a preliminary injunction.

           On March 16, 1995, the United States Court for the Northern District of Georgia, Atlanta, Division, entered an order which granted preliminary approval to a settlement agreement (the "Settlement Agreement") in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action joined in the Settlement Agreement as well. The Settlement Agreement received final approval on May 19, 1995 and the actions were dismissed subject to satisfaction of the terms of the Settlement Agreement. The two certified classes constituted all limited partners of the Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continued to hold their units in the Registrant and the other affiliated partnerships. Pursuant to the terms of the Settlement Agreement, which were described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted in the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I paid to each unit holder who tendered their units in the Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I commenced a second tender offer on June 2, 1995 for an aggregate number of units of the Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of the Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the Settlement Agreement, the Managing General Partner agreed, among other things, to provide the Registrant a credit line of $150,000 per property which would bear interest at the lesser of the prime rate plus 1% and the rate permitted under the partnership agreement of the Registrant. The second tender offer closed on June 30, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this Report.



                                    PART II

Item 5.  Market for the Registrant's Equity and Related Security
                  Holder Matters.

         The Limited Partnership Unit holders are entitled to certain distributions as provided in the Partnership Agreement. To date, unit holders have received $25 to $34 in distributions for each unit of original invested capital based upon when admission to the Registrant occurred. Total distributions were from operations and have been suspended since 1985. No market for Limited Partnership Units exists, nor is any expected to develop.

         No distributions from operations were made during the years ended December 31, 1995 and 1994. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Registrant's financial ability to make distributions.

        As of March 1, 1996, the approximate number of holders of Limited Partnership Units was 5,549.



Item 6.  Selected Financial Data.

         The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                              For the Year Ended December 31,
                                        1995      1994      1993      1992     1991
                                        (Amounts in thousands except per unit data)
TOTAL REVENUES                        $ 2,678   $ 2,547   $ 2,436   $ 2,337  $  2,343
                                      =======   =======   =======   =======  ========

LOSS BEFORE EXTRAORDINARY ITEM        $  (475)  $  (755)  $  (425)  $  (925) $   (898)

EXTRAORDINARY ITEM - Gain on
 extinguishment of debt                  (220)         -         -   $2,473         -
                                      --------   -------   -------   ------  --------

NET INCOME (LOSS)                     $  (695)  $  (755)  $  (425)  $ 1,548  $   (898)
                                      ========  ========  =======   =======  ========

NET LOSS PER LIMITED
 PARTNERSHIP UNIT(1):
   Loss before  extraordinary item    $ (3.40)  $ (5.41)  $ (3.05)  $ (6.62) $  (6.43)
   Extraordinary item - Gain on
     extinguishment of debt             (1.58)        -         -   $ 17.71         -
                                      --------  -------   -------    ------  --------

NET INCOME (LOSS)                     $ (4.98)  $ (5.41)  $ (3.05)  $ 11.09  $  (6.43)
                                      ========  ========  =======   =======  ========

TOTAL ASSETS                          $ 9,471   $ 9,783   $10,506   $10,937  $ 11,601
                                      =======   =======   =======   =======  ========

LONG-TERM OBLIGATIONS:
   Notes Payable                      $ 7,550   $ 7,000   $ 7,000   $ 7,000  $  9,244
                                      =======   =======   =======   =======  ========

--------------------
(1) $500 original contribution per unit, after giving effect to the allocation of net income (loss) to the general partners.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Registrant holds investments in and operates two residential real estate properties with apartments leased to tenants subject to leases of up to one year. The properties are located in Texas and Florida. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. For the year ended December 31, 1995, the Registrant's Woods of Inverness Apartments generated positive cash flow while The Landings Apartments generated negative cash flow. As of March 1, 1996, eight of the ten properties originally purchased by the Registrant were sold or otherwise disposed.

         The Registrant uses working capital reserves from any undistributed cash flows from operations, sales and refinancing proceeds as its primary source of liquidity. There have been no cash distributions since 1985.

         The level of liquidity based upon cash and cash equivalents experienced an $86,000 decrease at December 31, 1995, as compared to December 31, 1994. The Registrant's $248,000 of net cash from financing activities (see below) was more than offset by $276,000 of cash used in operating activities and $58,000 of cash used for real estate improvements (investing activities). The Registrant has no plans for material capital improvements during the next twelve months. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

         Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. In December 1995, the Registrant refinanced at a favorable rate, its existing mortgages on The Landings ("Landings") and Woods of Inverness Apartments ("Woods"), which had balloon payments due in June 1997 of $3,000,000 and $4,000,000, respectively. The two new mortgages of $2,300,000 and $5,250,000, requiring monthly payments of $55,000 mature in January 2006, with balloon payments of $2,052,000 and $4,685,000. In connection with the refinancings, the Registrant was required to transfer the assets and liabilities of Woods and Landings to Woods of Inverness CPF 16, L.P. and Landings CPF 16, L.P., respectively, both newly formed, wholly-owned subsidiaries. The Registrant incurred closing costs and fees of $315,000 in connection with these refinancings, of which $190,000 was paid during 1995. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments until January 2006. The ability to hold and operate these properties is dependent on being able to obtain refinancings or debt modifications, as required, if the properties are not sold before the balloon mortgage payments are due.

         As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in the Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in the Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 6,825 units of the Registrant which, when added to the units acquired during the First Tender Offer, represented approximately 36% of the total number of outstanding units of Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to the Registrant a credit line of up to $150,000 per property owned by the Registrant. The

Registrant has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Registrant's only unused source of liquidity.

         On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity II, sold to IFGP Corporation all of the issued and outstanding stock of NPI. In addition, Insignia also purchased the limited partnership units held by DeForest and certain of its affiliates. IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. The Managing General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See
Item 1 "Business - Change in Control."

         At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain refinancing or debt modification as required.

Real Estate Market

         The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

Results of Operations

1995 Compared to 1994

         Operating results before the extraordinary item, improved by $280,000 for the year ended December 31, 1995, as compared to 1994, as a result of an increase in revenues of $131,000 and a decrease in expenses of $149,000.

         The extraordinary item results from a $220,000 loss on extinguishment of debt which consists of prepayment premiums, loan termination fees and the write-off of deferred financing costs in connection with the refinancings.

         Revenues increased by $131,000 for the year ended December 31, 1995, as compared to 1994, due to an increase of $125,000 in rental income and an increase of $6,000 in interest and other income. Rental revenue increased due to increased rental rates at both of the Registrant's properties. Occupancy remained constant.


         Expenses decreased by $149,000 for the year ended December 31, 1995, as compared to 1994, due to decreases in operating expense of $162,000, depreciation expense of $3,000 and general and administrative expenses of $45,000 which were partially offset by an increase in interest expense of $61,000.

         Interest expense increased due to an increase in the variable interest rate on the mortgage loans. Operating expenses decreased primarily due to decreases in exterior painting, general repairs and maintenance, and a decrease in real estate taxes at one of the Registrant's properties. General and administrative expenses decreased due to the decrease in asset management costs effective July 1, 1994. Depreciation expense remained relatively constant.

1994 Compared to 1993

         Operating results declined by $330,000 for the year ended December 31, 1994, as compared to 1993, as the increase in expenses of $441,000 was only partially offset by the increase in revenues of $111,000.

         Revenues increased by $111,000 for the year ended December 31, 1994, as compared to 1993, due to an increase of $142,000 in rental income, which was partially offset by a decrease of $31,000 in interest and other income. Rental revenues increased primarily due to an increase in rates and occupancy at the Registrant's properties. Interest and other income decreased due to a decline in average working capital reserves available for investment in 1994 and tax refunds received in 1993, which were included in other income.

          Expenses increased by $441,000 for the year ended December 31, 1994, as compared to 1993, due to increases in operating expenses of $342,000, general and administrative expenses of $95,000 and interest expense of $4,000. Operating expenses increased due to exterior painting at the Registrant's The Landings Apartments along with continuing deferred maintenance and rent-up expenses associated with the increase in occupancy at both of the Registrant's properties. General and administrative expenses increased primarily due to the costs associated with the management transition. Depreciation and interest expense remained relatively constant.



Item 8.   Consolidated Financial Statements and Supplementary Data.


                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                       CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1995

                                     INDEX

                                                                                                                           Page
                                                                                                                           ----
Independent Auditors' Reports............................................................................................  F - 2
Consolidated Financial Statements:
     Balance Sheets at December 31, 1995 and 1994........................................................................  F - 4
     Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993.......................................  F - 5
     Statements of Partners' Equity for the Years Ended
        December 31, 1995, 1994 and 1993.................................................................................  F - 6
     Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.......................................  F - 7
     Notes to Consolidated Financial Statements..........................................................................  F - 8
Financial Statement Schedule:
     Schedule III     -    Real Estate and Accumulated Depreciation at December 31, 1995.................................  F - 14

Financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this Report.




To the Partners
Century Properties Fund XVI
Greenville, South Carolina


                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheets of Century Properties Fund XVI (a limited partnership) (the "Partnership") as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                    Imowitz Koenig & Co., LLP

                                                    Certified Public Accountants


New York, N.Y.
January 22, 1996




INDEPENDENT AUDITORS' REPORT


Century Properties Fund XVI:

We have audited the accompanying statements of operations, partners' equity and cash flows of Century Properties Fund XVI (a limited partnership) (the "Partnership") for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP



San Francisco, California
March 18, 1994



                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                             -----------------------
                                                             1995               1994
                                                             ----               ----
ASSETS

Cash and cash equivalents                              $    846,000       $     932,000
Other assets                                                227,000             189,000

Real Estate:
    Real estate                                          14,497,000          14,439,000
    Accumulated depreciation                             (6,414,000)         (5,958,000)
                                                       ------------       -------------

Real estate, net                                          8,083,000           8,481,000

Deferred financing costs, net                               315,000             181,000
                                                       ------------       -------------
        Total assets                                   $  9,471,000       $   9,783,000
                                                       ============       =============

LIABILITIES AND PARTNERS' EQUITY

Notes payable                                          $  7,550,000       $   7,000,000
Accrued expenses and other liabilities
  (including $38,000 to a related party in 1995)            203,000             370,000
                                                       ------------       -------------

        Total liabilities                                 7,753,000           7,370,000
                                                       ------------       -------------
Partners' Equity (Deficit):

 General partners                                        (3,786,000)         (3,738,000)
 Limited partners (130,000 units outstanding at
  December 31, 1995 and 1994)                             5,504,000           6,151,000
                                                       ------------       -------------

        Total partner's equity                            1,718,000           2,413,000
                                                       ------------       -------------

        Total liabilities and partners' equity         $  9,471,000       $   9,783,000
                                                       ============       =============

                See notes to consolidated financial statements.


                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 YEARS ENDED DECEMBER 31,
                                      --------------------------------------
                                       1995           1994              1993
                                      ------         ------            ------
Revenues:
   Rental                          $2,636,000    $   2,511,000    $  2,369,000
   Interest and other income           42,000           36,000          67,000
                                   ----------    -------------    ------------
   Total revenues                   2,678,000        2,547,000       2,436,000
                                   ----------    -------------    ------------

Expenses (including $369,000
  and $250,000 paid to the
  general partners and
  affiliates in 1995 and 1994):
   Operating                        1,646,000        1,808,000       1,466,000
   Interest                           795,000          734,000         730,000
   Depreciation                       456,000          459,000         459,000
   General and administrative         256,000          301,000         206,000
                                   ----------    -------------    ------------
   Total expenses                   3,153,000        3,302,000       2,861,000
                                   ----------    -------------    ------------
Loss before extraordinary item       (475,000)        (755,000)       (425,000)

Extraordinary item:
   Loss on extinguishment of debt    (220,000)               -               -
                                   ----------    -------------    ------------
Net loss                           $ (695,000)   $    (755,000)   $   (425,000)
                                   ==========    =============    ============
Net loss per limited partnership
  assignee unit:
   Loss before extraordinary item  $    (3.40)   $       (5.41)   $      (3.05)

   Extraordinary item                   (1.58)               -               -
                                   ----------    -------------    ------------
   Net loss                        $    (4.98)   $       (5.41)   $      (3.05)
                                   ==========    =============    ============

                See notes to consolidated financial statements.


                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                     General        Limited          Total
                                    partners'      partners'       partners'
                                   (deficit)        equity          equity
                                   ---------        ------          ------
Balance - January 1, 1993        $ (3,657,000)   $  7,250,000   $   3,593,000

   Net loss                           (29,000)       (396,000)       (425,000)
                                 ------------    ------------   --------------

Balance - December 31, 1993        (3,686,000)      6,854,000       3,168,000

   Net loss                           (52,000)       (703,000)       (755,000)
                                 ------------    ------------   --------------

Balance - December 31, 1994        (3,738,000)      6,151,000        2,413,000

   Net loss                           (48,000)       (647,000)        (695,000)
                                 ------------    ------------   --------------

Balance - December 31, 1995      $ (3,786,000)   $  5,504,000   $    1,718,000
                                 ============    ============   ==============

                See notes to consolidated financial statements.



                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,

                                                           1995                 1994                 1993
                                                           ----                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                             $ (695,000)          $  (755,000)       $   (425,000)
Adjustments to reconcile net (loss)
  to net cash (used in) provided by
  operating activities:
     Depreciation and amortization                        529,000               531,000             531,000
     Extraordinary item - extinguishment
       of debt                                            220,000                   -                   -
     Changes in operating assets and liabilities:
     Other assets                                         (38,000)             (166,000)              3,000
     Accrued expenses and other liabilities              (292,000)               32,000              (6,000)
                                                       -----------          -----------        ------------
Net cash (used in) provided by operating activities      (276,000)             (358,000)            103,000
                                                       -----------          -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from cash investments                                  -               692,000             990,000
Purchase of cash investments                                    -                     -            (692,000)
Additions to real estate                                   (58,000)             (64,000)           (245,000)
                                                       -----------          -----------        ------------
Net cash (used in) provided by investing activities        (58,000)             628,000              53,000
                                                       -----------          -----------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                   7,550,000                    -                   -
Satisfaction of notes payable                           (7,000,000)                   -                   -
Deferred financing costs paid                             (190,000)                   -                   -
Costs paid to extinguish debt                             (112,000)                   -                   -
                                                       -----------          -----------        ------------
Net cash provided by financing activities                  248,000                    -                   -
                                                       -----------          -----------        ------------
(Decrease) Increase in Cash and Cash Equivalents           (86,000)             270,000             156,000

Cash and Cash Equivalents at Beginning of Year             932,000              662,000             506,000
                                                       -----------          -----------        ------------
Cash and Cash Equivalents at End of Year               $   846,000          $   932,000         $   662,000
                                                       ===========          ===========        ============
Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the year                 $ 748,000          $   634,000        $    630,000
                                                         =========          ===========        ============
Refinancing of notes payable (see Note 4)

                See notes to consolidated financial statements.


                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization

       Century Properties Fund XVI (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership currently owns two residential apartment complexes located in Texas and Florida. The general partners are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC"), a California corporation. The capital contributions of $65,000,000 ($500 per unit) were made by the limited partners, including 200 Limited Partnership Units purchased by FCMC.

       On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC and the partners of FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

       In October 1994 DeForest Ventures I L.P. ("DeForest I") made a tender offer for limited partnership interests in the partnership, as well as eleven affiliated limited partnerships. DeForest Ventures II, L.P. ("DeForest II") made tender offers for limited partnership interests in seven affiliated limited partnerships. Shareholders who controlled DeForest Capital I Corporation, the sole general partner of DeForest I, also controlled NPI, Inc. As of December 31, 1995, DeForest I had acquired approximately 36% of the total limited partnership units of the Partnership (see Note 6).

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia
       Financial Group, Inc. ("Insignia"). In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 6).

       Consolidation


       The 1995 consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries formed in December 1995. All significant intercompany transactions and balances have been eliminated.


                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Fair Value of Financial Instruments

       In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt approximates its carrying balance, since the debt was refinanced in 1995.

       Real Estate

       Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.


       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.


                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Concentration of Credit Risk

       The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts and repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year.

       Depreciation

       Depreciation is computed by the straight-line method over estimated useful lives ranging from 27.5 to 30 years for buildings and improvements and from six to seven years for furnishings.

       Deferred Financing Costs

       Deferred financing costs are amortized as interest expense over the lives of the related loans, or expensed, if financing is not obtained. At December 31, 1994, accumulated amortization of deferred financing costs totaled $180,000. There was no accumulated amortization at December 31, 1995.

       Net (Loss) Per Limited Partnership Unit

       The net (loss) per limited partnership unit is computed by dividing net
       (loss) allocated to the limited partners by 130,000 units outstanding.

       Income Taxes

       Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.


                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

       In accordance with the partnership agreement, the Partnership may be charged by the general partners and affiliates for services provided to the Partnership. From March 1988 to December 1992 such rights were assigned pursuant to a services agreement by the general partners and affiliates to Metric Realty Services, L.P., ("MRS") which performed partnership management and other services for the Partnership.

       On January 1, 1993, Metric Management, Inc., ("MMI"), successor to MRS, a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI.
       On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity commenced providing certain property management services (See notes 1 and 6). Related party fees and expenses for the years ended
       December 31, 1995, 1994 and 1993 were as follows:

                                                               1995              1994              1993
                                                               ----              ----              ----
       Financing fees                                       $  38,000           $      -        $        -
       Property management fees                               132,000            103,000                 -
       Reimbursement of expenses:
          Partnership accounting and investor services        144,000            129,000                 -
          Professional services                                     -             18,000                 -
                                                            ---------           --------        ----------

       Total                                                $ 314,000           $250,000        $        -
                                                            =========           ========        ==========


       Property management fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. Financing fees have been capitalized and are being amortized over the life of the loans. Approximately $93,000 of insurance premiums, which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

       In accordance with the partnership agreement, the general partners received a partnership management incentive allocation equal to five percent of net and taxable loss. The general partners were also allocated their two percent continuing interest in the Partnership's net and taxable loss after the preceding allocation. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.



                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

3.     REAL ESTATE

       Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                           1995                    1994
                                           ----                    ----

       Land                             $  1,409,000           $   1,409,000
       Buildings and improvements         11,798,000              11,759,000
       Furnishings                         1,290,000               1,271,000
                                       -------------           -------------

       Total                              14,497,000              14,439,000
       Accumulated depreciation           (6,414,000)             (5,958,000)
                                       --------------          -------------

       Real estate, net                 $  8,083,000            $  8,481,000
                                        ============            ============

       The real estate is pledged to collateralize the non-recourse mortgages set forth in Note 4.

4.     NOTES PAYABLE

       On December 29, 1995, the Partnership refinanced its existing indebtedness on its Woods of Inverness ("Woods") and The Landings Apartments ("Landings") properties. The existing loans aggregating $7,000,000, maturing in June 1997, were refinanced with two new loans aggregating $7,550,000 with interest at 7.88 percent per annum, monthly payments of approximately $55,000 and maturing in January 2006, with balloon payments of approximately $6,737,000. The loans may not be prepaid without penalty. In connection with the refinancings, the Partnership was required to transfer the assets and liabilities of Woods and Landings to Woods of Inverness CPF 16, L.P. and Landings CPF 16, L.P., respectively, both newly formed, wholly-owned subsidiaries. In connection with the refinancings, the Partnership incurred financings costs and fees of $315,000, of which $190,000 was paid in 1995. The Partnership recognized an extraordinary loss of $220,000 on the refinancings which consists of prepayment premiums, loan termination fees and the write-off of deferred financing costs.

       Principal payments at December 31, 1995 are required as follows:

                           1996              $       51,000
                           1997                      60,000
                           1998                      65,000

                           1999                      71,000
                           2000                      77,000
                           Thereafter             7,226,000
                                               ------------
                                               $  7,550,000
                                               ============


                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



5.     RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

       The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:


                                                                1995                 1994                  1993
                                                                ----                 ----                  ----
       Net (loss) - financial statements                      $  (695,000)        $   (755,000)         $   (425,000)
       Differences resulted from:
          Depreciation                                            (32,000)             (37,000)              (38,000)
          Interest expense                                              -                1,000                 8,000
                                                              -----------         ------------          ------------

       Net loss - income tax method                           $  (727,000)        $   (791,000)         $   (455,000)
                                                              ============        =============         ============

       Taxable loss per limited partnership unit
         after giving effect to the allocation to the
         general partners                                     $        (5)        $         (6)         $        ( 3)
                                                              ============        =============         ============

       Partners' equity - financial statements                $ 1,718,000          $ 2,413,000           $ 3,168,000
       Differences resulted from:
          Depreciation                                         (6,194,000)          (6,162,000)           (6,125,000)
          Sales commissions and organization expenses           8,275,000            8,275,000             8,275,000
          Interest expense                                      1,183,000            1,183,000             1,182,000
          Other                                                  (391,000)            (391,000)             (391,000)
                                                              ------------        ------------           -----------

       Partners' equity - income tax method                   $ 4,591,000         $  5,318,000           $ 6,109,000
                                                              ===========         ============           ===========

6.     SUBSEQUENT EVENT

       On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 1). As a result of the transaction, the Managing

       General Partner of the Partnership is controlled by Insignia. Insignia affiliates now provide property and asset management services to the Partnership, maintain its books and records and oversee its operations.


                                                                   SCHEDULE III

                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995


     COLUMN            COLUMN  COLUMN           COLUMN                 COLUMN             COLUMN    COLUMN     COLUMN     COLUMN
        A                 B       C                D                      E                  F         G          H          I

                                             Cost Capitalized      Gross Amount at
                             Initial Cost       Subsequent       Which Carried at Close
                            to Partnership     to Acquisition         of Period(1)
                            --------------     --------------  -----------------------------
                                                                                                                            Life
                                                                                                                          on which
                                                                                                                          Deprecia-
                                                                                             Accumu-   Year                tion is
                                     Buildings                           Buildings           lated      of       Date     computed
                                       and                                  and             Deprecia-  Con-       of      in latest
                     Encum-          Improve-  Improve-  Carrying         Improve-  Total     tion    struc-    Acqui-  statement of
Description         brances   Land    ments     ments     Costs    Land    ments     (2)       (3)     tion     sition   operations
-----------         -------   ----    -----     -----     -----    ----    -----     ---       ---     ----     ------   ----------
                                                           (Amounts in thousands)
The Landings
   Apartments
   Tampa, Florida   $2,300    $ 504  $ 4,702   $  472    $    -    $ 504  $ 5,174   $ 5,678  $2,530   6/79      6/82    6 - 30 Yrs.

Woods of Inverness
   Apartments
   Houston, Texas    5,250    1,292   10,305      698    (3,476)     905    7,914     8,819   3,884   7/81      7/82    6 - 30 Yrs.
                    ------   ------  -------   ------   -------   ------  -------   -------  ------
TOTAL               $7,550   $1,796  $15,007   $1,170   $(3,476)  $1,409  $13,088   $14,497  $6,414
                    ======   ======  =======   ======   =======   ======  =======   =======  ======

                            See accompanying notes.

                                                                    SCHEDULE III

                          CENTURY PROPERTIES FUND XVI
                            (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

NOTES:

(1)     The aggregate cost for Federal income tax purposes is $15,306,000.


(2)     Balance, January 1, 1993                                             $  14,130,000
        Improvements capitalized subsequent to acquisition                         245,000
                                                                              ------------
        Balance, December 31, 1993                                              14,375,000
        Improvements capitalized subsequent to acquisition                          64,000
                                                                              ------------
        Balance, December 31, 1994                                              14,439,000

        Improvements capitalized subsequent to acquisition                          58,000
                                                                              ------------
        Balance, December 31, 1995                                            $ 14,497,000
                                                                              ============

(3)     Balance, January 1, 1993                                              $  5,040,000
        Additions charged to expense                                               459,000
                                                                              ------------
        Balance, December 31, 1993                                               5,499,000
        Additions charged to expense                                               459,000
                                                                              ------------
        Balance, December 31, 1994                                               5,958,000
        Additions charged to expense                                               456,000
                                                                              ------------
        Balance, December 31, 1995                                            $  6,414,000
                                                                              ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During the calendar year ended 1993 and through April 22, 1994 there were no disagreements between the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.



                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The Registrant does not have any officers or directors. The general partner of the Registrant, Fox Capital Management Corporation (the "Managing General Partner"), manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate of Insignia (See "Item 1, Business - Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

         As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:

                                                        Has served as a
                                                        Director and/or
                                                        Officer of the Managing
Name                         Positions Held             General Partner since
----                         --------------             ----------------------
William H. Jarrard, Jr.      President and Director     January 1996

Ronald Uretta                Vice President and         January 1996
                                Treasurer

John K. Lines, Esquire       Vice President,            January 1996
                                Secretary and Director

Thomas R. Shuler             Director                   January 1996

Kelley M. Buechler           Assistant Secretary        January 1996

         William H. Jarrard, Jr., age 49, has been President and a Director of the Managing General Partner since January 1996. Mr. Jarrard has been a Managing Director - Partnership Administration of Insignia since January 1991.

         Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

         John K. Lines, Esquire, age 36, has been a Director and Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July

1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

         Thomas R. Shuler, age 50, has been Managing Director - Residential Property Management of Insignia since March 1991 and Executive Managing Director of Insignia and President of Insignia Management Services since July 1994.

         Kelley M. Buechler, age 38, has been Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of Insignia since 1991.

         No family relationships exist among any of the officers or directors of the Managing General Partner.

         Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

Item 11.  Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

         The Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. The Managing General Partner directly owns 200 limited partnership units in the Registrant.

         The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1996.

Name and address of                  Amount and nature of
Beneficial Owner                     Beneficial Ownership          % of Class

Insignia NPI, L.L.C. (1)                 47,336.68(2)                 36.4
All directors and executive
  officers as  a group
  (5 persons)                                 -                        -

--------------------
(1) The business address for Insignia NPI, L.L.C. is One Insignia Financial

    Plaza, Greenville, South Carolina  29602.
(2) Based upon information supplied to the Registrant by Insignia NPI, L.L.C.

         There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions.

         In accordance with the partnership agreement, the Registrant may be charged by the general partners and affiliates for services provided to the Registrant.

         On January 1, 1993, Metric Management, Inc., ("MMI"), a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, NPI Property Management Corporation, an affiliate of the general partner, commenced providing certain property management services. Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                    1995       1994       1993
                                  -----------------------------

   Financing Fees                 $ 38,000   $      -    $      -
   Property management fees        132,000    103,000           -
   Reimbursement of expenses:
     Partnership accounting and
       investor services           144,000    129,000           -
     Professional services               -     18,000           -
                                  --------   --------    --------

   Total                          $324,000   $250,000    $      -
                                  ========   ========    ========

       Property management fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. Approximately $93,000 of insurance premiums, which were paid to an affiliate of NPI under a master insurance policy arranged by such affiliate are included in operating expenses for the year ended December 31, 1995.

       In accordance with the partnership agreement, the general partners received a partnership management incentive allocation equal to five percent of net and taxable loss. The general partners were also allocated their two percent continuing interest in the Partnership's net and taxable loss after the preceding allocation.

         As a result of its ownership of 47,336.68 limited partnership units,

Insignia NPI L.L.C. ("Insignia LLC") could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia LLC would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia LLC has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Registrant to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Insignia LLC's right to vote each Unit acquired.



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)(2)         Financial Statements and Financial Statement Schedules:

                  See Item 8 for Financial Statements of the Registrant, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a)(3)   Exhibits

         2.1      NPI, Inc. Stock Purchase Agreement, dated as of
                  August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

         2.2      Partnership Units Purchase Agreement dated as of August
                  17, 1995 incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia) with the Securities and Exchange Commission on September 1, 1995.

         2.3 Management Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.


         2.4 Limited Liability Company Agreement of Riverside Drive L.L.C., dated as of August 17, 1995 incorporated by reference to
                  Exhibit 2.4 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

         2.5 Master Indemnity Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

         3.4. Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated August 17, s1981 and thereafter supplemented June 25, 1979 and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-71473).

        10(a) Form of First Mortgage Note dated as of December 29, 1995 from the Registrant to Secore Financial Corporation ("Secore") relating to the refinancing of the Landings and Woods of Inverness.

        10(b) Form of First Mortgage and Security Agreement dated as of December 29, 1995 from the Registrant to Secore relating to the refinancing of the Landings and Woods of Inverness.

        16. Letter from the Registrant's former Independent Auditor dated April 27, 1994, incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.

          (b)     Reports on Form 8-K:

                  None



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March, 1996.

                               CENTURY PROPERTIES FUND XVI

                               By: FOX CAPITAL MANAGEMENT CORPORATION
                                   A General Partner


                              By:  /s/ William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature/Name                Title                   Date

/s/ William H. Jarrard, Jr.   President and           March 25, 1996
William H. Jarrard, Jr.       Director

/s/ Ronald Uretta             Principal Financial     March 25, 1996
Ronald Uretta                 Officer and Principal
                              Accounting Officer

/s/ John K. Lines             Director                March 25, 1996
John K. Lines




                                 Exhibit Index

Exhibit                                                                    Page


2.1      NPI, Inc. Stock Purchase Agreement                                 (1)


2.2      Partnership Units Purchase Agreement                               (2)

2.3      Management Purchase Agreement                                      (3)

2.4      Limited Liability Company Agreement of                             (4)
         Riverside Drive L.L.C.

2.5      Master Indemnity Agreement                                         (5)

3.4.     Agreement of Limited Partnership                                   (6)

10.1     Form of First Mortgage Note dated as of December 29,
         1995 from the Registrant to Secore Financial Corporation
         ("Secore") relating to the refinancing of the Landings and Woods of Inverness.

10.2 Form of First Mortgage and Security Agreement dated as of December 29, 1995 from the Registrant to Secore relating to the refinancing of the Landings and Woods of Inverness.

16       Letter from the Registrant's former Independent Auditor            (7)
         dated April 27, 1994

---------------
(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(3) Incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(4) Incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(5) Incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(6) Incorporated  by reference to Exhibit A to the Prospectus of the

    Registrant dated August 17, 1981 and thereafter supplemented June 25, 1979 and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-71473).

(7) Incorporated by reference to exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.