Form 10QSB
period 1996-03-31
CENTURY PROPERTIES FUND XVI
filed 1996-05-13
CIK 351931

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........


                         Commission file number 0-10435



                           CENTURY PROPERTIES FUND XVI
        (Exact name of small business issuer as specified in its charter)



          California                                           94-2704651
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                              Issuer's phone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .





                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                         CENTURY PROPERTIES FUND XVI

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)



                                                                        March 31,
                                                                           1996
                                                                       (Unaudited)
 Assets
 Cash and cash equivalents                                              $     917
 Security deposits and other assets                                           210
 Loan costs, net                                                              310
 Investment properties:
      Land                                              $   1,409
      Buildings and related personal property              13,102
                                                           14,511
      Less accumulated depreciation                        (6,525)          7,986

      Total assets                                                      $   9,423

 Liabilities and Partners' Equity

 Accounts payable and accrued expenses                                  $     273
 Mortgages payable                                                          7,534

 Partners' Equity (Deficit):

 Limited partners' (130,000 units outstanding)          $   5,409
 General partners'                                         (3,793)          1,616

      Total liabilities and partners' equity                            $   9,423


                 See Notes to Consolidated Financial Statements


b)                         CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                          Three Months Ended
                                                               March 31,
                                                          1996            1995
 Revenues:
    Rental income                                       $     690       $     670
    Other income                                               29              25
          Total revenues                                      719             695

 Expenses:
    Operating                                                 469             441
    Mortgage interest                                         157             199
    Depreciation                                              111             114
    General and administrative expenses                        84              59
          Total expenses                                      821             813

 Net loss                                               $    (102)      $    (118)

 Net loss allocated to general partners                 $      (7)      $      (8)

 Net loss allocated to limited partners                       (95)           (110)

 Net loss                                               $    (102)      $    (118)

 Net loss per limited partnership unit                  $    (.73)      $    (.85)

                 See Notes to Consolidated Financial Statements


c)                         CENTURY PROPERTIES FUND XVI

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited       General        Limited
                                Partnership    Partners'      Partners'        Total
                                   Units        Deficit         Equity        Equity
Original capital contributions     130,000       $    --       $  65,000      $  65,000

Partners' (deficit) equity at
   December 31, 1995               130,000        (3,786)      $   5,504      $   1,718

Net loss for the three
   months ended March 31, 1996          --            (7)            (95)          (102)


Partners' (deficit) equity at
   March 31, 1996                  130,000       $(3,793)      $   5,409      $   1,616

                 See Notes to Consolidated Financial Statements


d)                         CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                              Three Months Ended
                                                                  March 31,
                                                              1996           1995
 Cash flows from operating activities:
    Net loss                                               $     (102)    $     (118)
    Adjustments to reconcile net loss to
    cash provided by operating activities:
     Depreciation and amortization                                119            133
 Change in accounts:
     Security deposits and other assets                            17             92
     Accounts payable and accrued expenses                        195           (102)

 Net cash provided by operating activities                        229              5

 Cash flows from investing activities:
     Property improvements and replacements                       (14)           (20)

 Cash used in investing activities                                (14)           (20)

 Cash flows from financing activities:
     Mortgage principal repayments                                (16)            --
     Loan costs                                                  (128)            --

 Cash used in financing activities                               (144)            --

 Net increase (decrease) in cash and cash equivalents              71            (15)

 Cash and cash equivalents at beginning of period                 846            932

 Cash and cash equivalents at end of period                $      917     $      917

 Supplemental information:
    Interest paid                                          $      149     $      173


                 See Notes to Consolidated Financial Statements


e)                         CENTURY PROPERTIES FUND XVI

                          NOTES TO FINANCIAL STATEMENTS

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

   Century Properties Fund XVI (the "Partnership"), has no employees and is dependent on its general partners Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("the managing general partner" or "FCMC"), a California corporation and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following transactions with affiliates of Insignia Financial Group, Inc., National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                  For the Three Months Ended
                                                             March 31,
                                                      1996           1995

Property management fees (included in operating
   expenses)                                       $ 32,000       $ 33,000

Reimbursement for services of affiliates (included
   in general and administrative expenses)           60,000         36,000


   For the period from January 19, 1996 to March 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties (continued)

   On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of NPI. The shareholders of FCMC and the partners of FRI retain indirect economic interests in the Partnership and such other investment limited partnership, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

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

   Upon the Closing, the officers and directors of NPI, FCMC and NPI Equity resigned and IFGP Corporation caused new officers and directors to each of those entities to be elected.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                   Average
                                                  Occupancy
Property                                     1996           1995

The Landings Apartments
   Tampa, Florida                             91%            95%

Woods of Inverness
   Houston, Texas                             92%            98%


   The decline in average occupancy from March 31, 1995, to March 31, 1996, at the Landings is attributable to completed apartment construction in the area as well as the elimination of a large number of jobs by a major employer in the area. The decline in average occupancy from March 31, 1995, to March 31, 1996, for the Woods of Inverness is due to repairs to major interstates in the area making access to the complex more difficult as well as the increase in new home purchases.

   The Partnership's net loss for the three months ended March 31, 1996, was approximately $102,000 versus $118,000 for the same period of 1995. The decrease in net loss is attributable to an increase in rental revenue and a
decrease in interest expense.   The increase in rental revenue is attributable
to increased rental rates at the Partnership's investment properties. The decrease in interest expense is attributable to the decrease in interest rates due to the more favorable terms of the mortgages which were refinanced in
December 1995.   This decrease in interest expense was offset by an increase in general and administrative expenses. General and administrative expenses increased due to an increase in cost reimbursements which were as a result of transitioning the administrative offices to a new location and operating two offices during the period ended March 31, 1996. A decrease in these cost reimbursements is expected for the remainder of the year.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

   At March 31, 1996, the Partnership had unrestricted cash of $917,000 as compared to $917,000 at March 31, 1995. Net cash provided by operating activities increased primarily as a result of an increase in accounts payable
and accrued expenses including  the prepayment of rent.   The increase in cash
used in financing activities is due to the amortization of the mortgage principal balance and loan costs paid during the period ended March 31, 1996, for the refinancing in December of 1995.

   An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Registrant has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $7,534,000 is based on a fixed interest rate, amortized over a thirty year period with a balloon payment of the principal and interest to be repaid in ten years on the maturity date of January 1, 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid in 1995 or during the first quarter of 1996. At this time, it appears that the original investment objectives of capital growth from the inception of the Partnership will not be attained and that investors will not receive a return of their invested capital.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: Form 8-K dated January 19, 1996 was filed reporting the change in control of the Partnership.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CENTURY PROPERTIES FUND XVI

                                 By: Fox Capital Management Corporation,
                                          It's Managing General Partner



                                       /s/William H. Jarrard, Jr.
                                       President and Director


                                       /s/Ronald Uretta
                                       Treasurer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)


                                 Date: May 13, 1996