Form 10QSB
period 1996-06-30
CENTURY PROPERTIES FUND XVI
filed 1996-08-14
CIK 351931

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


                  For the quarterly period ended June 30, 1996


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



                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                         CENTURY PROPERTIES FUND XVI

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)
                                  June 30, 1996


 Assets
 Cash and cash equivalents                                              $     766
 Security deposits and other assets                                           262
 Loan costs, net                                                              302
 Investment properties:
      Land                                              $   1,409
      Buildings and related personal property              13,144
                                                           14,553
      Less accumulated depreciation                        (6,640)          7,913

      Total assets                                                      $   9,243

 Liabilities and Partners' Equity

 Accounts payable and accrued expenses                                  $     293

 Mortgages payable                                                          7,520

 Partners' Equity (Deficit):

 Limited partners' (130,000 units outstanding)          $   5,236

 General partners'                                         (3,806)          1,430

      Total liabilities and partners' equity                            $   9,243

                 See Notes to Consolidated Financial Statements

b)                         CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996            1995            1996         1995
 Revenues:
   Rental income                 $     581       $     659      $    1,271   $    1,329
   Other income                         37              29              66           54
          Total income                 618             688           1,337        1,383
 Expenses:
   Operating                           472             427             941          868
   Mortgage interest                   141             202             298          401
   Depreciation                        116             114             227          228
   General and administrative
          expenses                      75              58             159          117
   Total expenses                      804             801           1,625        1,614

   Net loss                      $    (186)      $    (113)     $     (288)  $     (231)

 Net loss allocated to
   general partner                $    (13)      $      (8)     $      (20)  $      (16)

 Net loss allocated to
   limited partners                   (173)           (105)           (268)        (215)
 Net loss                         $   (186)      $    (113)     $     (288)  $     (231)
 Net loss per limited
   partnership unit               $   (1.34)     $    (.81)     $    (2.07)  $    (1.65)


                 See Notes to Consolidated Financial Statements

c)                         CENTURY PROPERTIES FUND XVI

                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited       General        Limited
                                Partnership    Partners'      Partners'        Total
                                   Units        Deficit         Equity        Equity
Original capital contributions     130,000     $      --      $  65,000      $  65,000

Partners' (deficit) equity at
   December 31, 1995               130,000     $  (3,786)     $   5,504      $   1,718

Net loss for the six
   months ended June 30, 1996           --           (20)          (268)          (288)

Partners' (deficit) equity at
   June 30, 1996                   130,000     $  (3,806)     $   5,236      $   1,430

                 See Notes to Consolidated Financial Statements


d)                         CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                               Six Months Ended
                                                                   June 30,
                                                              1996           1995
 Cash flows from operating activities:
    Net loss                                               $     (288)    $     (231)
   Adjustments to reconcile net loss to
    cash provided by operating activities:
     Depreciation and amortization                                242            264
   Change in accounts:
     Security deposits and other assets                           (35)            43
     Accounts payable and accrued expenses                         90            (50)

 Net cash provided by operating activities                          9             26

 Cash flows from investing activities:
     Property improvements and replacements                       (56)           (37)

 Cash used in investing activities                                (56)           (37)

 Cash flows from financing activities:
     Mortgage principal repayments                                (30)            --
     Loan costs                                                    (3)            --

 Cash used in financing activities                                (33)            --

 Net decrease in cash and cash equivalents                        (80)           (11)

 Cash and cash equivalents at beginning of period                 846            932

 Cash and cash equivalents at end of period                $      766     $      921

 Supplemental information:
    Interest paid                                          $      282     $      351

                 See Notes to Consolidated Financial Statements

e)                         CENTURY PROPERTIES FUND XVI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

   Century Properties Fund XVI (the "Partnership"), has no employees and is dependent on its general partners Fox Realty Investors ("FRI"), a California general partnership, and FCMC, a California corporation and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:



                                                          For the Six Months Ended
                                                                    June 30,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                               $ 65,000       $ 66,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                   94,000         75,000


   For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity Investments II, Inc., the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1996 and 1995:

                                                   Average
                                                  Occupancy
Property                                     1996           1995

The Landings Apartments
   Tampa, Florida                             92%            96%

Woods of Inverness
   Houston, Texas                             92%            96%


   The decline in average occupancy from June 30, 1995, to June 30, 1996, at the Landings is attributable to completed apartment construction in the area. The decline in average occupancy from June 30, 1995, to June 30, 1996, for the Woods of Inverness is due to a soft market in the area as well as the increase in new home purchases.

   The Partnership's net loss for the three and six month periods ended June 30, 1996, was approximately $186,000 and $288,000, respectively, versus $113,000 and $231,000, repectively for the same periods of 1995. The increase in net loss is attributable to a decrease in rental income and an increase in operating
expense.   The decrease in rental income is attributable to the decrease in occupancy rates at the Partnership's investment properties. The increase in operating expense is due to increased advertising in an effort to increase occupancy, and increases in repairs and maintenance expense due to a traffic accident at The Landings causing increases in landscape costs. The Partnership also had an increase in general and administrative expenses due to costs related to the transition of the Partnership administration offices in 1996. Partially offsetting these increases, was a decrease in interest expense. The decrease in interest expense is attributable to the decrease in interest rates due to the more favorable terms of the mortgages which were refinanced in December 1995.

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

   At June 30, 1996, the Partnership had unrestricted cash of $766,000 as compared to $921,000 at June 30, 1995. Net cash provided by operating activities decreased primarily as a result of the increase in the net loss as discussed above, and an increase in security deposits and other assets. The increase in cash used in financing activities is due to the payment of the mortgage principal balance during the period ended June 30, 1996.

   An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The total mortgage indebtedness of $7,520,000 is based on fixed interest rate notes, amortized over a thirty year period, with balloon payments of principal and interest due on the maturity date of January 1, 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid in 1995 or during the first two quarters of 1996. At this time, it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of their invested capital.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: None filed during the period ended June 30, 1996.

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





                                 CENTURY PROPERTIES FUND XVI

                                 By: Fox Capital Management Corporation,
                                     it's Managing General Partner



                                 By:   /s/William H. Jarrard, Jr.
                                       President and Director


                                 By:   /s/Ronald Uretta
                                       Treasurer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)


                                 Date: August 14, 1996