Form 10QSB
period 1996-09-30
CENTURY PROPERTIES FUND XVI
filed 1996-11-08
CIK 351931

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


              For the quarterly period ended September 30, 1996


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

                                (864) 239-1000
                            Issuer's phone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No    .

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


a)                       CENTURY PROPERTIES FUND XVI

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)
                              September 30, 1996


Assets
    Cash and cash equivalents                                      $     513
    Security deposits and other assets                                   353
    Loan costs, net                                                      294
    Investment properties:
    Land                                              $   1,409
    Buildings and related personal property              13,243
                                                         14,652
    Less accumulated depreciation                        (6,756)       7,896

                                                                   $   9,056

Liabilities and Partners' Equity
Accounts payable and accrued expenses                              $     388
Mortgages payable                                                      7,504

Partners' Equity (Deficit):
    Limited partners (130,000 units issued and
      outstanding)                                    $   4,988
    General partners                                     (3,824)       1,164

                                                                   $   9,056

                See Notes to Consolidated Financial Statements

b)                           CENTURY PROPERTIES FUND XVI

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                    1996        1995        1996        1995
Revenues:
   Rental income                $     628   $     675   $   1,899   $   2,004
   Other income                        43          27         109          81
      Total revenues                  671         702       2,008       2,085

Expenses:
   Operating                          618         450       1,559       1,318
   Mortgage interest                  171         195         469         596
   Depreciation                       115         115         342         343
   General and administrative
     expenses                          33          51         192         168
     Total expenses                   937         811       2,562       2,425

Net loss                        $    (266)  $    (109)  $    (554)  $    (340)

Net loss allocated to
general partner                 $     (18)  $      (7)  $     (38)  $     (23)

Net loss allocated to
limited partners                     (248)       (102)       (516)       (317)

Net loss                        $    (266)  $    (109)  $    (554)  $    (340)

Net loss per limited
partnership unit                $   (1.90)  $    (.79)  $   (3.97)  $   (2.44)

                 See Notes to Consolidated Financial Statements


c)                            CENTURY PROPERTIES FUND XVI

                       CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                                      (Unaudited)
                            (in thousands, except unit data)

                                   Limited
                                 Partnership    General      Limited
                                     Units      Partners     Partners      Total
Original capital contributions    130,000    $       --    $  65,000   $  65,000

Partners' (deficit) equity at
  December 31, 1995               130,000    $   (3,786)   $   5,504   $   1,718

Net loss for the nine months
   ended September 30, 1996                         (38)        (516)       (554)

Partners' (deficit) equity at
  September 30, 1996              130,000    $   (3,824)   $   4,988   $   1,164

                     See Notes to Consolidated Financial Statements

d)                          CENTURY PROPERTIES FUND XVI

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                          (in thousands, except unit data)


                                                           Nine Months Ended
                                                             September 30,
                                                           1996         1995
Cash flows from operating activities:
  Net loss                                              $    (554)   $    (340)
  Adjustments to reconcile net loss to cash
  (used in) provided by operating activities:
   Depreciation and amortization                              366          398
  Change in accounts:
   Security deposits and other assets                        (126)         (73)
   Accounts payable and accrued expenses                      185           23

Net cash (used in) provided by operating activities          (129)           8

Cash flows from investing activities:
   Property improvements and replacements                    (155)         (53)

Cash used in investing activities                            (155)         (53)

Cash flows from financing activities:
   Mortgage principal repayments                              (46)          --
   Loan costs                                                  (3)          --

Cash used in financing activities                             (49)          --

Net decrease in cash and cash equivalents                    (333)         (45)

Cash and cash equivalents at beginning of period              846          932

Cash and cash equivalents at end of period              $     513   $      887

Supplemental information:
  Interest paid                                         $     430   $      523

                   See Notes to Consolidated Financial Statements


e)                          CENTURY PROPERTIES FUND XVI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

  Century Properties Fund XVI (the "Partnership"), has no employees and is dependent on its general partners, Fox Realty Investors ("FRI"), a California general partnership, and FCMC, a California corporation, and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc., the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.

  The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                         For the Nine Months Ended
                                                                September 30,
                                                             1996           1995
Property management fees (included in operating
  expenses)                                            $    96,000    $    99,000
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  106,000        113,000

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

  For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1996 and 1995:

                                                    Average
                                                   Occupancy
Property                                      1996            1995

The Landings Apartments
  Tampa, Florida                             93%             96%

Woods of Inverness
  Houston, Texas                             91%             96%

  The decrease in average occupancy at The Landings for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, is attributable to newly completed apartment construction in the area. The decrease in average occupancy at Woods of Inverness for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995, is due to a soft market in the area as well as an increase in new home purchases.

  The Partnership's net loss for the three and nine month periods ended September 30, 1996, was approximately $266,000 and $554,000, respectively, versus $109,000 and $340,000, respectively, for the same periods of 1995. The increase in net loss is attributable to a decrease in rental income and an increase in operating expenses, offset, in part, by an increase in other income
and a decrease in mortgage interest expense.   The decrease in rental income is
attributable to the decrease in occupancy rates at the Partnership's investment properties offset, in part, by an increase in average rental rates at Woods of Inverness. The increase in other income is attributed to an increase in lease cancellation fees. The increase in operating expense is primarily due to the increased use of advertising in an effort to increase occupancy, the repair of a lake wall at The Landings, the repaving of portions of the parking lot and the replacement of wood siding at Woods of Inverness. The decrease in mortgage interest expense is attributable to the decrease in interest rates due to the more favorable terms of the mortgages which were refinanced in December 1995. The Partnership also had an increase in general and administrative expenses due to an increase in professional fees in 1996.

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

  At September 30, 1996, the Partnership had unrestricted cash of $513,000 as compared to $887,000 at September 30, 1995. Net cash provided by operating activities decreased primarily as a result of the increase in the net loss, as discussed above, and an increase in security deposits and other assets, offset, in part, by an increase in accounts payable and other liabilities. The increase in cash used in investing activities relates to capital expenditures, primarily attributable to Woods of Inverness Apartments, which had a number of roofs replaced and a seamless gutter system installed. The increase in cash used in financing activities is due to the amortization of the mortgage principal balance during the period ended September 30, 1996. Prior to refinancing in December 1995, mortgage payments were interest only.

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

  The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The total mortgage indebtedness of $7,504,000 is based on fixed interest rate notes, amortized over a thirty year period, with balloon payments of principal and interest due on the maturity date of January 1, 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid in 1995 or during the nine months ended September 30, 1996.


                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    b)  Reports on Form 8-K: None filed during the period ended
        September 30, 1996.


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

                           Date: November 8, 1996