Form 10KSB
period 1996-12-31
CENTURY PROPERTIES FUND XVI
filed 1997-03-25
CIK 351931

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from         to

                         Commission file number 0-10435

                          CENTURY PROPERTIES FUND XVI

     California                                                 94-2704651
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                         29602
(Address of principal executive offices)                          (Zip Code)

                  Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form. X

State issuer's revenues for its most recent fiscal year. $ 2,721,000.

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is management's belief that such trading would not exceed $25 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                               SEE EXHIBIT INDEX


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Fund XVI (the "Partnership" or "Registrant") was organized in December 1980, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Registrant.

The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing multi-family residential properties.

Beginning in August 1981 through April 1982, the Registrant offered and sold $65,000,000 in Limited Partnership Units. The net proceeds of this offering were used to acquire ten income-producing real properties. The Registrant's original property portfolio was geographically diversified with properties acquired in six states. The Registrant's acquisition activities were completed in 1983, and since then, the principal activity of the Registrant has been managing its portfolio. In the period from 1986 through 1991, eight multi-family residential properties have been sold or otherwise disposed of.

On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP Management, L.P. ("NPI-AP") which directly managed the Partnership's properties.

On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity Investments II, Inc. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity Investments II, Inc. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity Investments II, Inc., the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI, NPI Equity Investments II, Inc. and the Managing General Partner resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected (See "Item 9.").

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Registrant as well as eleven affiliated limited partnerships.

On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Registrant to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Insignia LLC with the Securities and Exchange Commission, Insignia LLC acquired 47,326.68 limited partnership units or approximately 36.4% of the total limited partnership units of the Registrant (See "Item 11.").

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the limited partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides day-to-day management services to the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Such competition is primarily on the basis of location, rents, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

It appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the Registrant's strategy as set forth in "Item 6" as well as upon significant improvement in the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, the remaining properties have been held longer than originally expected.

ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                              Date of
          Property            Purchase     Type of Ownership            Use
The Landings Apartments        06/82   Fee ownership subject to      Residential
 Tampa, Florida                         first mortgage                 rental
                                                                     200 units

Woods of Inverness Apartments  07/82   Fee ownership subject to      Residential
 Houston, Texas                         first mortgage                 rental
                                                                     272 units

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                              Carrying  Accumulated                    Federal
          Property             Value   Depreciation   Rate     Method  Tax Basis

The Landings Apartments       $  5,725  $  2,706      5-30 yrs   (1)   $   958
Woods of Inverness Apartments    8,975     4,167      5-30 yrs   (1)     1,452
                              $ 14,700  $  6,873                       $ 2,410


(1)  Straight - line

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                               Principal                              Principal
                               Balance At                              Balance
                              December 31, Interest  Period  Maturity   Due At
Property                          1996        Rate  Amortized  Date    Maturity

The Landings Apartments       $  2,282       7.88%  30 years  1/2006  $  2,016
Woods of Inverness Apartments    5,205       7.88%  30 years  1/2006     4,602
                              $  7,487                                $  6,618



SCHEDULE OF RENTAL RATES AND OCCUPANCY:



                                        Average Annual            Average
                                          Rental Rates           Occupancy
Property                               1996            1995      1996    1995

The Landings Apartments           $  5,196/unit   $  5,102/unit   93%    96%
Woods of Inverness Apartments        6,683/unit      6,513/unit   92%    96%


The decrease in average occupancy at The Landings Apartments is attributable to newly completed construction in the area. The decrease in average occupancy at the Woods of Inverness Apartments is due to a soft market in the area, as well as an increase in new home purchases.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multifamily residential properties lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1996 for each property were (dollar amounts in thousands):

                                            1996                1996
                                          Billing               Rate

The Landings Apartments                  $  51                 2.53%
Woods of Inverness Apartments              186                 3.12%


ITEM 3. LEGAL PROCEEDINGS

The Registrant is unaware of any pending and outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 130,000 Limited Partnership Units aggregating $65,000,000. The Partnership currently has 130,000 units outstanding and 5,544 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

The Partnership has discontinued making cash distributions from operations until and unless the financial condition and other relevant factors warrant resumption of distributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Partnership's net loss for the year ended December 31, 1996, was $667,000 versus $695,000 for the year ended December 31, 1995. The decrease in rental income is attributable to the decrease in occupancy rates at the Partnership's properties offset, in part, by an increase in average rental rates at the Partnership's properties. The increase in other income is attributed to an increase in lease cancellation fees. The increase in operating expense is primarily due to increased concessions in an effort to increase occupancy; the repair of a lake wall at The Landings Apartments; the repaving of portions of the parking lot; and the replacement of wood siding at the Woods of Inverness Apartments. The decrease in mortgage interest expense is attributable to the decrease in interest rates due to the more favorable terms of the mortgages which were refinanced in December 1995. In 1995, the Partnership recognized an extraordinary loss of $220,000 on the refinancings which consists of prepayment premiums, loan termination fees and the write-off of deferred financing costs.

Included in operating expense for the year ended December 31, 1996 is $269,000 of major repairs and maintenance comprised of parking lot repairs, landscaping, interior and exterior building repairs, and gutter repairs.

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


Capital Resources and Liquidity

At December 31, 1996, the Partnership had cash and cash equivalents of $535,000, as compared to $846,000 at December 31, 1995. Net cash provided by operating activities increased due to an increase in accrued expenses and other liabilities. The increase in cash used in investing activities relates to capital expenditures, primarily attributable to the Woods of Inverness Apartments, which had a number of roofs replaced and a seamless gutter system installed. The net cash used in financing activities is due to the amortization of the mortgage principal balance during the year ended December 31, 1996. Prior to refinancing in December 1995, mortgage payments were interest only.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The total mortgage indebtedness of $7,487,000 is based on fixed interest rate notes, amortized over a thirty year period, with balloon payments of principal and interest due on the maturity date of January 1, 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid in 1995 or 1996.


ITEM 7.     FINANCIAL STATEMENTS


CENTURY PROPERTIES INCOME FUND XVI

LIST OF FINANCIAL STATEMENTS


  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1996

  Consolidated Statements of Operations - Years ended December 31, 1996 and
   1995

  Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

  Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
   1995

  Consolidated Notes to Financial Statements




To the Partners
Century Properties Fund XVI
Greenville, South Carolina




                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVI (a limited partnership) (the "Partnership") as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI and its subsidiaries, as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                     /s/ Imowitz Koenig & Co., LLP



New York, N.Y.
February 11, 1997



                          CENTURY PROPERTIES FUND XVI

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996


Assets
  Cash and cash equivalents:
    Unrestricted                                                   $   535
    Restricted - tenant security deposits                               56
  Other assets                                                         294
  Accounts receivable                                                   15
  Escrow for taxes and insurance                                       172
  Restricted escrows                                                    15

  Investment properties (Notes B and E):
     Land                                            $  1,409
     Buildings and related
       personal property                               13,291
                                                       14,700
     Less accumulated depreciation                     (6,873)       7,827
                                                                   $ 8,914

Liabilities and Partners' Capital

Liabilities
  Accounts payable                                                 $    68
  Accrued taxes                                                        186
  Tenant security deposits                                              56
  Other liabilities                                                     66
  Mortgage notes payable (Notes B and E)                             7,487

Partners' (Deficit) Capital
  General partners                                   $(3,832)
  Limited partners (130,000 units issued
     and outstanding)                                  4,883         1,051
                                                                   $ 8,914

          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVI

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                     Year Ended December 31,
                                                     1996            1995
Revenues:
  Rental income                                 $   2,580       $   2,654
  Other income                                        141             108
   Total revenues                                   2,721           2,762

Expenses:
  Operating                                         2,045           1,729
  Interest                                            625             795
  Depreciation                                        460             456
  General and administrative                          258             257
   Total expenses                                   3,388           3,237

Loss before extraordinary item                       (667)           (475)

Extraordinary item - loss on
  extinguishment of debt (Note B)                      --            (220)

   Net loss                                     $    (667)      $    (695)

Net loss allocated to general partners (6.9%)   $     (46)      $     (48)
Net loss allocated to limited partners (93.1%)       (621)           (647)

   Net loss                                     $    (667)      $    (695)

Net loss per limited partnership unit:
  Loss before extraordinary item                $   (4.78)      $   (3.40)
  Extraordinary item                                   --           (1.58)
   Net loss                                     $   (4.78)      $   (4.98)

          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVI

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                Limited
                              Partnership   General    Limited
                                 Units     Partners    Partners   Total

Original capital contributions  130,000    $    --     $65,000  $65,000

Partners' (deficit) capital at
December 31, 1994               130,000    $(3,738)    $ 6,151  $ 2,413

Net loss for the year ended
December 31, 1995                              (48)       (647)    (695)

Partners' (deficit) capital at
December 31, 1995               130,000     (3,786)      5,504    1,718

Net loss for the year ended
ended December 31, 1996                        (46)       (621)    (667)

Partners' (deficit) capital at
December 31, 1996               130,000    $(3,832)    $ 4,883  $ 1,051

          See Accompanying Notes to Consolidated Financial Statements



                          CENTURY PROPERTIES FUND XVI

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Year Ended December 31,
                                                     1996         1995
Cash flows from operating activities:
  Net loss                                        $    (667)   $    (695)
  Adjustments to reconcile net loss to net cash
     used in operating activities
     Depreciation and amortization                      491          529
     Extraordinary item - loss on extinguishment
       of debt                                           --          220
     Change in accounts:
       Other assets and deferred costs                  (39)         (38)
       Accrued expenses and other liabilities           298         (292)

          Net cash provided by (used in)
            operating activities                         83         (276)

Cash flows used from investing activities:
  Property improvements and replacements               (203)         (58)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (63)          --
  Repayment of mortgage notes payable                    --       (7,000)
  Proceeds from long-term borrowings                     --        7,550
  Loan costs                                           (128)        (190)
  Cost paid to extinguish debt                           --         (112)

          Net cash (used in) provided by
            financing activities                       (191)         248

Net decrease in cash and cash equivalents              (311)         (86)

Cash and cash equivalents at beginning of year          846          932

Cash and cash equivalents at end of year          $     535    $     846

Supplemental disclosure of cash flow
  Cash paid for interest                          $     578    $     748

          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVI

                   Notes to Consolidated Financial Statements

                               December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XVI (the "Partnership or Registrant") is a California limited partnership organized in August 1981 to acquire and operate residential apartment properties. The Partnership's general partners are Fox Capital Management Corporation ("FCMC") and Fox Realty Investors ("FRI"). As of December 31, 1996, the Partnership operates two residential apartment complexes, located in Texas and Florida.

Principles of Consolidation:

The financial statements include all the accounts of the Partnership and its majority owned Partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown seperately in the financial statements.

Advertising Costs:

Advertising costs, $87,000 in 1996 and $93,000 in 1995, are charged to expenses as they are incurred and are included in operating expenses.

Allocations to Partners:


Net income and losses (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated 5% to the general partners with the remainder allocated 2% to the general partners and 98% to the limited partners.

Distributions of available cash, except as discussed below, are allocated 5% to the general partners with the remainder allocated 2% to the general partners and 98% to the limited partners.

In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership properties shall be allocated: (i) to the general partners to the extent they are entitled to receive distributions of cash; (ii) 7% to the general partners and 93% to the Limited Partnership Unit Holders, to the extent the general partners have a deficit capital balance; and (iii) to the limited partners.

Cash from sales or other disposition, or refinancing and working capital reserves must be distributed in the following order: (i) first, an aggregate amount as discussed above to each Limited Partner which equals the total of their original invested capital contributed and 8% per year, as determined on a cumulative, noncompounded basis, on adjusted invested capital, adjusted as needed, of such Limited Partnership Unit Holder; (ii) second, to the General Partner 15% of any additional cash from sales or refinancing and working capital reserve available for distribution, and (iii) the remainder shall be allocated 98% to the limited partners and 2% to the general partners. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less.

Restricted Cash - Tenant Security Deposits:

The Partnership requires security deposits from all apartment leases for the duration of the lease and are considered restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs:

Loan costs of $318,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1996, accumulated amortization is $32,000. Amortization of loan costs is included in interest expense.

Investment Properties:

In 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Fair Value:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate fair value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (See "Note B").

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

On December 29, 1995, the Partnership refinanced its existing indebtedness secured by the Woods of Inverness (the "Woods") and The Landings Apartments (the "Landings") properties. The existing loans aggregating $7,000,000, maturing in June 1997, were refinanced with two new loans aggregating $7,550,000 with interest at 7.88 percent per annum, monthly payments of approximately $55,000 and maturities in January 2006. The loans may not be prepaid without penalty. In connection with the refinancings, the Partnership was required to transfer the assets and liabilities of the Woods and the Landings to Woods of Inverness CPF 16, L.P. and Landings CPF 16 L.P., respectively, both newly formed, wholly-owned subsidiaries. In connection with the refinancings, the Partnership incurred financing costs and fees of $315,000, of which $190,000 was paid in 1995. The Partnership recognized an extraordinary loss of $220,000 on the refinancings which consists of prepayment premiums, loan termination fees and the write-off of deferred financing costs.

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):


                              Monthly                    Principal   Principal
                              Payment   Stated            Balance   Balance At
                             Including Interest Maturity  Due At   December 31,
            Property          Interest   Rate     Date   Maturity      1996

The Landings Apartments       $  17      7.88%   1/2006   $ 2,016    $   2,282
Woods of Inverness Apartments    38      7.88%   1/2006     4,602        5,205
                              $  55                       $ 6,618    $   7,487


Scheduled principal payments on the mortgage note payable subsequent to December 31, 1996 are as follows (in thousands):


                                        (in thousands)

                 1997                   $    69
                 1998                        75
                 1999                        81
                 2000                        88
                 2001                        95
              Thereafter                  7,079
                                       $  7,487

The estimated fair value of the Partnership's debt approximates its carrying amount.

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from depreciation over different methods and lives and on differing cost bases. The following is a reconciliation of reported net loss and Federal taxable loss:

                                           1996              1995
                                      (in thousands, except unit data)

Net loss as reported                  $    (667)        $    (695)
Add (deduct):
  Depreciation differences                  (35)              (32)
  Miscellaneous                              17

Federal taxable loss                  $    (685)        $    (727)

Federal taxable loss
  per limited partnership unit        $      (5)        $      (5)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

                                            1996

Net assets as reported                   $ 1,051
Land and buildings                           811
Accumulated depreciation                  (6,229)
Syndication and distribution costs         8,258
Prepaid rent                                  15

Net assets - Federal tax basis           $ 3,906


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on its general partners and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc., the managing general partner of FRI, and
(ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity Investments II, Inc. is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.

On March 29, 1996, an affiliate of Insignia acquired the corporate limited partners owning 1% of the subsidiary partnerships which own The Landings Apartments and Woods of Inverness Apartments.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were paid or accrued in 1996 and 1995:

                                            1996            1995
                                               (in thousands)
Property management fees                    $132            $132

Reimbursement for services of
  affiliates                                 154             144

Financing fees                               --               38


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the general partners. An affiliate of the general partners acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the general partners, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the general partners by virtue of the agent's obligations is not significant. $93,000 of insurance premiums, which were paid to an affiliate of NPI under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                           Initial Cost
                          To Partnership
                          (in thousands)
                                                                    Cost
                                                    Buildings   Capitalized
                                                   and Related   (Removed)
                                                    Personal   Subsequent to
         Description          Encumbrances  Land    Property    Acquisition

The Landings Apartments       $   2,282    $   504 $   4,702    $     519
Woods of Inverness Apartments     5,205      1,292    10,305       (2,622)

Total                         $   7,487    $ 1,796 $  15,007    $  (2,103)


                               Gross Amount at Which Carried
                                   At December 31, 1996
                                      (in thousands)
                                Buildings
                               And Related                             Year
                                Personal           Accumulated          of         Date   Depreciable
   Description          Land    Property   Total   Depreciation    Construction  Acquired  Life-Years
The Landings
 Apartments          $   504  $   5,221  $  5,725   $   2,706          1979        06/82    5-30 yrs
Woods of Inverness
 Apartments              905      8,070     8,975       4,167          1981        07/82    5-30 yrs

Total                $ 1,409  $  13,291  $ 14,700   $   6,873


Reconciliation of Investment Properties and Accumulated Depreciation:

                                              Years Ended December 31,
                                                 1996            1995
                                                   (in thousands)
Balance at beginning of year                 $  14,497      $  14,439
  Property improvements                            203             58

Balance at end of year                       $  14,700      $  14,497


                                               Years Ended December 31,
                                                1996             1995
                                                   (in thousands)
Accumulated Depreciation

Balance at beginning of year                  $  6,413       $   5,957
  Additions charged to expense                     460             456

Balance at end of year                        $  6,873       $   6,413

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 is $15,512,000 and $15,306,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is $13,102,000 and $12,607,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz & Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Managing General Partner is Fox Capital Management Corporation.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of Fox Capital Management Corporation are set forth below. There are no family relationships between or among any officers or directors.


     Name                                Age               Position

William H. Jarrard, Jr.                  50             President and Director

Ronald Uretta                            41             Vice President and
                                                        Treasurer

John K. Lines, Esq.                      37             Vice President and
                                                        Secretary and Director

Kelley M. Buechler                       39             Assistant Secretary

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration & Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and controller of MAG.

John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Fox Capital Management Corporation and has served as Assistant Secretary of Insignia since 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Capital Management Corporation. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1996.

         Name of              Amount and nature of
     Beneficial Owner           Beneficial Owner            % of Class

   Insignia NPI L.L.C.             47,326.68                   36.4

There are no arrangements known to the Registrant, the operation of which may at a subsequent date, result in a change in control of the Registrant.

As a result of its ownership of 47,326.68 of limited partnership units Insignia NPI L.L.C. could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia NPI L.L.C. would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, DeForest II, from whom Insignia NPI L.L.C. acquired its units, had agreed for the benefit of non-tendering unitholders, that would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering units holders. Except for the foregoing, no other limitations are imposed on Insignia NPI L.L.C.'s right to vote each Unit acquired.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Century Properties Fund XVI (the "Partnership"), has no employees and is dependent on its general partners and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.
Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc., the managing general partner of FRI, and
(ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity Investments II, Inc. is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.

On March 29, 1996, an affiliate of Insignia acquired the corporate limited partners owning 1% of the subsidiary partnerships which own The Landings Apartments and Woods of Inverness Apartments.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were paid or accrued in 1996 and 1995:

                                            1996            1995
                                               (in thousands)
Property management fees                    $132            $132

Reimbursement for services of
  affiliates                                 154             144

Financing fees                               --               38

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the general partners. An affiliate of the general partners acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the general partners, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the general partners by virtue of the agent's obligations is not significant.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)   No reports on form 8-K were filed during the fourth quarter of 1996.



                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CENTURY PROPERTIES FUND XVI

                           By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                 a General Partner

                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature/Name                       Title                       Date

/s/ William H. Jarrard, Jr.          President and Director      March 25, 1997
William H. Jarrard, Jr.

/s/ Ronald Uretta                    Principal Financial         March 25, 1997
Ronald Uretta                        Officer and Principal
                                     Accounting Officer




                                 EXHIBIT INDEX



   Exhibit Number                 Description of Exhibit

         2.1               NPI, Inc. Stock Purchase Agreement               (1)

         2.2               Partnership Units Purchase Agreement             (2)

         2.3               Management Purchase Agreement                    (3)

         2.4               Limited Liability Company Agreement
                           of Riverside Drive L.L.C.                        (4)

         2.5               Master Indemnity Agreement                       (5)

         3.4               Agreement of Limited Partnership                 (6)

        10.1 Form of First Mortgage Note dated as of December 29, 1995 from the Registrant to Secore Financial Corporation ("Secore") relating to the refinancing of the Landings and Woods of Inverness.

        10.2 Form of First Mortgage and Security Agreement dated as of December 29, 1995 from the Registrant to Secore relating to the refinancing of the Landings and Woods of Inverness.

        16                 Letter from the Registrant's former              (7)
                           Independent Auditor dated April 27, 1994

        27                 Financial Data Schedule


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