Form 10QSB
period 1997-03-31
CENTURY PROPERTIES FUND XVI
filed 1997-05-13
CIK 351931

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


                For the quarterly period ended March 31, 1997


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


                                 (864) 239-1000
                           Issuer's telephone number



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

                                 March 31, 1997



Assets
  Cash and cash equivalents:
    Unrestricted                                                   $   541
    Restricted - tenant security deposits                               56
  Other assets                                                         287
  Accounts receivable                                                   13
  Escrow for taxes                                                      64
  Restricted escrows                                                    55
  Investment properties:
     Land                                            $  1,409
     Buildings and related
       personal property                               13,366
                                                       14,775
     Less accumulated depreciation                     (6,990)       7,785
                                                                   $ 8,801

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                 $    51
  Accrued taxes                                                         59
  Tenant security deposits                                              56
  Other liabilities                                                     85
  Mortgage notes payable                                             7,475
Partners' (deficit) capital
  General partners                                   $(3,830)
  Limited partners (130,000 units issued
     and outstanding)                                  4,905         1,075
                                                                   $ 8,801

          See Accompanying Notes to Consolidated Financial Statements

b)                       CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                                           Three Months Ended
                                                                 March 31,
                                                         1997                1996
Revenues:
  Rental income                                    $      658          $      690
  Other income                                             31                  29
       Total revenues                                     689                 719

Expenses:
  Operating                                               240                 299
  General and administrative                               35                  84
  Maintenance                                              72                  94
  Depreciation                                            117                 111
  Interest                                                156                 157
  Property tax                                             45                  76
       Total expenses                                     665                 821

    Net income (loss)                              $       24          $     (102)

Income (loss) allocated to general
 partners (6.9%)                                   $        2          $       (7)
Income (loss) allocated to limited
 partners (93.1%)                                          22                 (95)

    Net income (loss)                              $       24          $     (102)

Net income (loss) per limited partnership unit     $      .17          $     (.73)

          See Accompanying Notes to Consolidated Financial Statements

c)                        CENTURY PROPERTIES FUND XVI
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                   Limited
                                 Partnership    General        Limited
                                    Units       Partners      Partners         Total
Original capital contributions    130,000    $      --     $   65,000     $   65,000

Partners' (deficit) capital at
  December 31, 1996               130,000    $  (3,832)    $    4,883     $    1,051

Net income for the three
  months ended March 31, 1997          --            2             22             24

Partners' (deficit) capital at
  March 31, 1997                  130,000    $  (3,830)    $    4,905     $    1,075

          See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                                March 31,
                                                             1997           1996
Cash flows from operating activities:
  Net income (loss)                                    $       24      $     (102)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                              124             119
Change in accounts:
   Security deposits and other assets                          70              17
   Accounts payable and accrued expenses                     (125)            195
    Net cash provided by operating activities                  93             229

Cash flows used in investing activities:
   Property improvements and replacements                     (75)            (14)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (12)            (16)
   Loan costs                                                  --            (128)

    Net cash used in financing activities                     (12)           (144)

Net increase in cash and cash equivalents                       6              71

Cash and cash equivalents at beginning of period              535             846

Cash and cash equivalents at end of period             $      541      $      917

Supplemental information:
  Cash paid for interest                               $      113      $      149

          See Accompanying Notes to Consolidated Financial Statements


e)                          CENTURY PROPERTIES FUND XVI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Century Properties Fund XVI's (the "Partnership") annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on its general partners Fox Realty Investors ("FRI"), a California general partnership, and the Managing General Partner, a California corporation and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI Equity is a wholly-owned subsidiary of NPI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

On March 29, 1996, an affiliate of Insignia acquired all of the issued and outstanding shares of stock of the general partners of the subsidiary partnerships which hold title to The Landings Apartments and Woods of Inverness Apartments, which general partners hold a 1% interest in profits, losses and distributions of such subsidiary partnerships.

The following transactions with affiliates of Insignia, NPI and affiliates of NPI were charged to expense in 1997 and 1996:


                                                    For the Three Months Ended
                                                             March 31,
                                                         (in thousands)
                                                        1997           1996
Property management fees (included in operating
  expenses)                                           $  34           $  32
Reimbursement for services of affiliates (included
  in general and administrative expenses)                23              60


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the general partners. An affiliate of the general partners acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the general partners, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the general partners by virtue of the agent's obligations is not significant.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:


                                                 Average
                                                Occupancy
Property                                     1997            1996
The Landings Apartments
  Tampa, Florida                             93%             91%
Woods of Inverness Apartments
  Houston, Texas                             95%             92%


The increase in average occupancy from March 31, 1996, to March 31, 1997, at both The Landings Apartments and Woods of Inverness Apartments properties is due to quality customer service and marketing, combined with the availability of attractive, well maintained units.

The Partnership's net income for the three months ended March 31, 1997, was $24,000, versus a net loss of $102,000 for the same period in 1996. The increased income is attributable to an overall decrease in expenses. Operating expenses are down primarily due to a decrease in utility costs. General and administrative expenses decreased due to decreases in both legal and auditing fees from the prior year, with the remainder of the variance due to the decreased cost reimbursements as a result of the relocation of the partnership administration offices in 1996. Maintenance expenses declined due to numerous repairs to plumbing and electric systems and interior building repairs by the current management company in 1996, which did not re-occur in 1997. Property taxes decreased due to a decrease in billing, as a result of re-evaluations of the property.

Included in maintenance expense for the three months ended March 31, 1997, is $18,000 of major repairs and maintenance comprised of exterior painting and building improvements. Included in maintenance expense for the three months ended March 31, 1996, is $9,000 of major repairs and maintenance comprised of exterior building improvements and office equipment.

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

At March 31, 1997, the Partnership had cash and cash equivalents of $541,000, versus $917,000 at March 31, 1996. Net cash provided by operating activities decreased primarily due to a decrease in accounts payable and accrued expenses. The Partnership experienced an increase in cash used in investing activities due primarily to $66,000 of interior building improvements at The Landings Apartments property. The decrease in cash used in financing activities resulted from non-recurring loan costs paid during the three months ended March 31, 1996, as a result of the refinancings that took place in 1995.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $7,475,000 is based on a fixed interest rate, amortized over a thirty-year period, with a balloon payment due January 1, 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid in 1996 or during the first quarter of 1997.


                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)   Reports on Form 8-K:  None.


                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           CENTURY PROPERTIES FUND XVI

                           By:   Fox Capital Management Corporation,
                                 Managing General Partner

                                 /s/William H. Jarrard, Jr.
                                 President and Director


                                 /s/Ronald Uretta
                                 Vice President and Treasurer


                           Date: May 13, 1997