Form 10QSB
period 1997-06-30
CENTURY PROPERTIES FUND XVI
filed 1997-07-29
CIK 351931

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the transition period.........to.........


                        Commission file number 0-10435



                         CENTURY PROPERTIES FUND XVI
      (Exact name of small business issuer as specified in its charter)

         California                                            94-2704651
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

    One Insignia Financial Plaza
   Greenville, South Carolina                                    29602
(Address of principal executive offices)                        Zip Code

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

                                June 30, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                                   $   353
    Restricted - tenant security deposits                               57
  Other assets                                                         300
  Accounts receivable                                                   11
  Escrow for taxes                                                     127
  Restricted escrows                                                    93
  Investment properties:
     Land                                            $  1,409
     Buildings and related
       personal property                               13,458
                                                       14,867
     Less accumulated depreciation                     (7,061)       7,806
                                                                   $ 8,747

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                 $    30
  Accrued taxes                                                        117
  Tenant security deposits                                              57
  Other liabilities                                                     85
  Mortgage notes payable                                             7,457
Partners' (deficit) capital
  General partners                                   $(3,835)
  Limited partners (130,000 units issued
     and outstanding)                                  4,836         1,001
                                                                   $ 8,747


                See Notes to Consolidated Financial Statements

b)                           CENTURY PROPERTIES FUND XVI
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                       Three Months Ended            Six Months Ended
                                           June 30,                     June 30,
                                      1997           1996           1997          1996
Revenues:
  Rental income                   $    702       $    581       $   1,360      $   1,271
  Other income                          24             37              55             66
       Total revenues                  726            618           1,415          1,337

Expenses:
  Operating                            273            281             513            580
  General and administrative            67             75             102            159
  Maintenance                           71            116             143            210
  Depreciation                         119            116             236            227
  Interest                             155            141             311            298
  Property tax                          59             75             104            151
       Total expenses                  744            804           1,409          1,625

Loss on disposal of property           (56)            --             (56)            --

       Net loss                   $    (74)      $   (186)      $     (50)     $    (288)

Net loss allocated to
 general partners (6.9%)          $     (5)      $    (13)      $      (3)     $     (20)

Net loss allocated to
 limited partners (93.1%)              (69)          (173)            (47)          (268)

       Net loss                   $    (74)      $   (186)      $     (50)     $    (288)

Net loss per limited
 partnership unit                 $   (.53)      $  (1.33)      $    (.36)     $   (2.06)

                 See Notes to Consolidated Financial Statements

c)                           CENTURY PROPERTIES FUND XVI
                 CONSOLIDATED STATEMENTS OF PARTNERS'(DEFICIT) CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)

                                  Limited
                                Partnership      General        Limited
                                   Units        Partners       Partners         Total
Original capital contributions   130,000      $      --      $  65,000      $  65,000

Partners' (deficit) capital
  at December 31, 1996           130,000      $  (3,832)     $   4,883      $   1,051

Net loss for the six
  months ended June 30, 1997          --             (3)           (47)           (50)

Partners' (deficit) capital
  at June 30, 1997               130,000      $  (3,835)     $   4,836      $   1,001

                 See Notes to Consolidated Financial Statements

d)                          CENTURY PROPERTIES FUND XVI
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                            1997           1996
Cash flows from operating activities:
  Net loss                                              $     (50)      $    (288)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                              252             242
   Loss on disposal of property                                56              --
  Change in accounts:
   Security deposits and other assets                         (52)            (35)
   Accounts payable and accrued expenses                      (87)             90

      Net cash provided by operating activities               119               9

Cash flows used in investing activities:
   Property improvements and replacements                    (271)            (56)

Cash flows from financing activities:
   Payments on mortgage notes payable                         (30)            (30)
   Loan costs                                                  --              (3)

      Net cash used in financing activities                   (30)            (33)

Net decrease in unrestricted cash and cash
  equivalents                                                (182)            (80)

Unrestricted cash and cash equivalents at
  beginning of period                                         535             846

Unrestricted cash and cash equivalents at
  end of period                                         $     353       $     766

Supplemental information:
  Cash paid for interest                                $     261       $     282

                   See Notes to Consolidated Financial Statements

e)                             CENTURY PROPERTIES FUND XVI
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on its general partners, Fox Realty Investors ("FRI"), a California general partnership, and the Managing General Partner, a California corporation and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

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

The following transactions with affiliates of Insignia, NPI and affiliates of NPI were charged to expense in 1997 and 1996:

                                                        For the Six Months Ended
                                                                 June 30,
                                                             (in thousands)
                                                            1997           1996
Property management fees (included in operating
  expenses)                                               $  70           $  65
Reimbursement for services of affiliates (included
  in general and administrative expenses)                    69              94


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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1997 and 1996:

                                                   Average
                                                  Occupancy
Property                                     1997            1996

The Landings Apartments
  Tampa, Florida                             93%             92%

Woods of Inverness Apartments
  Houston, Texas                             96%             92%


The increase in average occupancy from June 30, 1996, to June 30, 1997, at both The Landings Apartments and Woods of Inverness Apartments properties is due to quality customer service and marketing, combined with the availability of attractive, well maintained units.

The Partnership's net loss for the three and six month periods ended June 30, 1997, was $74,000 and $50,000, versus losses of $186,000 and $288,000, respectively, for the same period in 1996. The decrease in net loss for both the three and six month periods ended June 30, 1997, is due to an overall increase in total revenues and a decrease in total expenses, partially offset by the $56,000 loss on disposal of property. The increase in income is due to the increase in occupancy at both The Landings Apartments and Woods of Inverness Apartments. Operating expenses are down primarily due to a decrease in utility costs. General and administrative expenses decreased due to the decreased cost reimbursements as a result of the relocation of the partnership administration offices in 1996. Maintenance expenses declined due to numerous repairs to both the interior and exterior of the buildings, consisting of plumbing and electric systems, as well as landscaping repairs, by the current management company in 1996, which did not re-occur in 1997. The refinancings of the mortgage debt secured by both of the Partnership's investment properties in February 1995 led to a higher principal balance, which resulted in an increase in interest expense for the six months ended June 30, 1997. The previous loans, aggregating $7,000,000, had maturity dates of June 1997 and were replaced by mortgage debt aggregating $7,550,000 and maturing January 2006. Property taxes decreased due to a decrease in billing, as a result of re-evaluations of the property.

The loss on disposal of property of $56,000 was the result of a re-roofing project at the Woods of Inverness Apartments in June 1997. This loss was the result of the write-off of the old roof that was not fully depreciated at the time of the write-off.

Included in maintenance expense for the six months ended June 30, 1997, is $20,000 of major repairs and maintenance comprised of exterior painting and building improvements. Included in maintenance expense for the six months ended June 30, 1996, is $54,000 of major repairs and maintenance comprised of interior and exterior building improvements, office equipment, major landscaping and swimming pool repairs.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of $353,000, versus $766,000 at June 30, 1996. Net cash provided by operating activities increased primarily due to a decrease in net loss, as previously explained, offset partially by a decrease in accounts payable and accrued expenses. The Partnership experienced an increase in cash used in investing activities due primarily to building improvements at The Landings Apartments and the addition of the new roof at the Woods of Inverness Apartments. Cash used in financing activities remained consistent for the six months ended June 30, 1997 and 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $7,457,000 is based on a fixed interest rate, amortized over a thirty-year period, with a balloon payment due January 1, 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid in 1996 or during the first six months of 1997.



                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K: None filed during the period ended June 30, 1997.


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





                           CENTURY PROPERTIES FUND XVI

                           By:  Fox Capital Management Corporation,
                                Managing General Partner


                           By:  /s/William H. Jarrard, Jr.
                                President and Director


                           By:  /s/Ronald Uretta
                                Vice President and Treasurer


                           Date: July 29, 1997