Form 10QSB
period 1997-09-30
CENTURY PROPERTIES FUND XVI
filed 1997-10-29
CIK 351931

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period.........to.........


                         Commission file number 0-10435



                          CENTURY PROPERTIES FUND XVI
       (Exact name of small business issuer as specified in its charter)



         California                                            94-2704651
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

    One Insignia Financial Plaza
   Greenville, South Carolina                                    29602
(Address of principal executive offices)                       (Zip Code)

                                 (864) 239-1000
                          (Issuer's telephone number)



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

                              September 30, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                             $   422
    Restricted - tenant security deposits                         52
  Other assets                                                   284
  Accounts receivable                                             10
  Escrow for taxes                                               188
  Restricted escrows                                              89
  Investment properties:
     Land                                         $  1,409
     Buildings and related personal property        13,499
                                                    14,908
     Less accumulated depreciation                  (7,183)    7,725
                                                             $ 8,770

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                           $    50
  Accrued taxes                                                  176
  Tenant security deposits                                        52
  Other liabilities                                               92
  Mortgage notes payable                                       7,440
Partners' (deficit) capital
  General partners                                $(3,838)
  Limited partners (130,000 units issued
     and outstanding)                               4,798        960
                                                             $ 8,770

                See Notes to Consolidated Financial Statements

b)                           CENTURY PROPERTIES FUND XVI
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)



                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                     1997        1996       1997        1996
Revenues:
  Rental income                   $    701    $    628   $   2,061  $   1,899
  Other income                          27          43          82        109
       Total revenues                  728         671       2,143      2,008

Expenses:
  Operating                            279         295         792        875
  General and administrative            50          33         152        192
  Maintenance                          105         245         248        455
  Depreciation                         122         115         358        342
  Interest                             155         171         466        469
  Property tax                          58          78         162        229
       Total expenses                  769         937       2,178      2,562

Loss on disposal of property            --          --         (56)        --

       Net loss                   $    (41)   $   (266)  $     (91) $    (554)

Net loss allocated to
 general partners (6.9%)          $     (3)   $    (18)  $      (6) $     (38)

Net loss allocated to
 limited partners (93.1%)              (38)       (248)        (85)      (516)

       Net loss                   $    (41)   $   (266)  $     (91) $    (554)

Net loss per limited
 partnership unit                 $   (.29)   $  (1.91)  $    (.65) $   (3.97)

                    See Notes to Consolidated Financial Statements

c)                            CENTURY PROPERTIES FUND XVI
                 CONSOLIDATED STATEMENTS OF PARTNERS'(DEFICIT) CAPITAL
                                      (Unaudited)
                            (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                    Units      Partners    Partners      Total

Original capital contributions     130,000    $      --  $  65,000    $  65,000

Partners' (deficit) capital
  at December 31, 1996             130,000    $  (3,832) $   4,883    $   1,051

Net loss for the nine months
  ended September 30, 1997              --           (6)       (85)         (91)

Partners' (deficit) capital
  at September 30, 1997            130,000    $  (3,838) $   4,798    $     960

                 See Notes to Consolidated Financial Statements

d)                          CENTURY PROPERTIES FUND XVI
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                               1997       1996
Cash flows from operating activities:
  Net loss                                                 $    (91)   $   (554)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                382         366
   Loss on disposal of property                                  56          --
   Change in accounts:
     Security deposits and other assets                         (95)       (126)
     Accounts payable and accrued expenses                       (6)        185

      Net cash provided by (used in) operating activities       246        (129)

Cash flows used in investing activities:

  Property improvements and replacements                       (312)       (155)

Cash flows from financing activities:
  Payments on mortgage notes payable                            (47)        (46)
  Loan costs paid                                                --          (3)

      Net cash used in financing activities                     (47)        (49)

Net decrease in unrestricted cash and cash
  equivalents                                                  (113)       (333)

Unrestricted cash and cash equivalents at
  beginning of period                                           535         846

Unrestricted cash and cash equivalents at
  end of period                                            $    422    $    513

Supplemental information:
  Cash paid for interest                                   $    408    $    430

                   See Notes to Consolidated Financial Statements

e)                        CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

The following transactions with affiliates of Insignia, NPI and affiliates of NPI were charged to expense in 1997 and 1996:


                                                     For the Nine Months Ended
                                                             September 30,
                                                           (in thousands)
                                                         1997          1996
Property management fees (included in operating
  expenses)                                             $ 106         $  96
Reimbursement for services of affiliates (included
  in general and administrative expenses)                  78           106


For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1997 and 1996:



                                               Average
                                              Occupancy
Property                                  1997         1996
The Landings Apartments
  Tampa, Florida                           94%          93%
Woods of Inverness Apartments
  Houston, Texas                           96%          91%


The increase in average occupancy from September 30, 1996, to September 30, 1997, at both The Landings Apartments and the Woods of Inverness Apartments properties is due to increased marketing efforts, combined with the availability of attractive, well maintained units.

The Partnership's net loss for the three and nine month periods ended September 30, 1997, was $41,000 and $91,000, versus losses of $266,000 and $554,000, respectively, for the same periods in 1996. The decrease in net loss for both the three and nine month periods ended September 30, 1997, is due to an overall increase in total revenues and a decrease in total expenses, partially offset by the $56,000 loss on disposal of property (see discussion below). The increase in total revenues is primarily due to the increase in occupancy at both The Landings Apartments and the Woods of Inverness Apartments. Operating expenses are down due to a decrease in utility costs and maintenance salaries at the Woods of Inverness Apartments. Also, advertising expense decreased due to the decreased need for concessions and referral fees as a result of the increase in occupancy at both complexes. General and administrative expenses decreased during the nine months ended September 30, 1997, versus the same time period in 1996 due to the decreased cost reimbursements as a result of the relocation of the partnership administration offices in 1996. Maintenance expenses declined due to numerous repairs to both the interior and exterior of the buildings, consisting of plumbing and electric systems, interior painting, parking lot repairs, as well as landscaping repairs, by the current management company in 1996, which did not re-occur in 1997. Property taxes decreased due to a decrease in billing, as a result of re-valuations of the properties.

The loss on disposal of property of $56,000 at September 30, 1997, was the result of a re-roofing project at the Woods of Inverness Apartments. This loss was the result of the write-off of the old roof that was not fully depreciated at the time of the replacement.

Included in maintenance expense for the nine months ended September 30, 1997, is $51,000 of major repairs and maintenance comprised of parking lot repairs, major landscaping, exterior painting and building improvements. Included in maintenance expense for the nine months ended September 30, 1996, is $187,000 of major repairs and maintenance comprised of exterior building improvements, parking lot repairs, major landscaping and swimming pool repairs.

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

At September 30, 1997, the Partnership had unrestricted cash and cash equivalents of $422,000, versus $513,000 at September 30, 1996. Net cash provided by operating activities increased primarily due to the decreased net loss, as previously explained, offset partially by a decrease in accounts payable and accrued expenses. The Partnership experienced an increase in cash used in investing activities due primarily to building improvements at The Landings Apartments and the addition of the new roof at the Woods of Inverness Apartments. Cash used in financing activities remained consistent for the nine months ended September 30, 1997, versus the nine months ended September 30, 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $7,440,000 is based on a fixed interest rate, amortized over a thirty-year period, with a balloon payment of $6,618,000 due January 1, 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid in 1996 or during the first nine months of 1997.



                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b) Reports on Form 8-K: None filed during the period ended September 30, 1997.


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


                           Date:October 29, 1997