Form 10KSB
period 1997-12-31
CENTURY PROPERTIES FUND XVI
filed 1998-03-16
CIK 351931

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from         to

                         Commission file number 0-10435

                          CENTURY PROPERTIES FUND XVI
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $ 2,867,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Fund XVI (the "Partnership" or "Registrant") was organized in December 1980, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Registrant. NPI Equity Investments II Inc., a Florida Corporation ("NPI Equity"), is the managing partner of FRI.

The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing multi-family residential properties which were originally acquired by the Partnership in 1982.

Beginning in August 1981 through April 1982, the Registrant offered and sold $65,000,000 in Limited Partnership Units. The net proceeds of this offering were used to acquire ten income-producing real properties. The Registrant's original property portfolio was geographically diversified with properties acquired in six states. The Registrant's acquisition activities were completed in 1983, and since then, the principal activity of the Registrant has been managing its portfolio. During the period from 1986 through 1991, eight multi-family residential properties were sold or otherwise disposed.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity and National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and FCMC. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

On January 19, 1996, DeForest Ventures I L.P., the entity which tendered for units in 1994 and 1995, and certain of its affiliates, sold all of its Limited Partnership interests in the Registrant to Insignia NPI L.L.C. ("Insignia LLC"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Insignia LLC with the Securities and Exchange Commission, Insignia LLC acquired 47,326.68 limited partnership units or approximately 36.4% of the total limited partnership units of the Registrant (See "Item 11. Security Ownership of Certain Beneficial Owners and Management"). Insignia LLC subsequently transferred such units to Insignia Properties, L.P., an affiliate of Insignia.

On March 29, 1996, an affiliate of Insignia acquired all of the issued and outstanding shares of stock of the general partners of the subsidiary partnerships which hold title to The Landings Apartments and Woods of Inverness Apartments. These general partners held a 1% interest in profits, losses and distributions of such subsidiary partnerships. Effective December 31, 1997, the Partnership acquired these 1% interests and therefore the subsidiary partnerships are wholly-owned by the Partnership.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management, L.P., an affiliate of Insignia, provides day-to-day management services to the Partnership's investment properties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Such competition is primarily on the basis of location, rents, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, including properties owned and/or managed by affiliates of the Partnership, primarily on the basis of the prices and terms of such transactions.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                              Date of
Property                     Purchase     Type of Ownership         Use
The Landings Apartments        06/82   Fee ownership subject to   Residential rental
 Tampa, Florida                        first mortgage               200 units

Woods of Inverness Apartments  07/82   Fee ownership subject to   Residential rental
 Houston, Texas                        first mortgage               272 units

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                              Carrying   Accumulated                  Federal
Property                        Value   Depreciation   Rate   Method Tax Basis

The Landings Apartments       $  5,840   $  2,889    5-30 yrs  (1)   $   921
Woods of Inverness Apartments    9,107      4,414    5-30 yrs  (1)     1,531
                              $ 14,947   $  7,303                    $ 2,452

(1)  Straight - line

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                               Principal                               Principal
                               Balance At                               Balance
                              December 31, Interest   Period  Maturity   Due At
Property                          1997       Rate   Amortized   Date    Maturity

The Landings Apartments       $  2,261      7.88%    30 years  1/2006  $  2,016
Woods of Inverness Apartments    5,161      7.88%    30 years  1/2006     4,602
                              $  7,422                                 $  6,618

Each mortgage note payable is non-recourse and secured by a pledge of the applicable Partnership property and the rental revenues derived therefrom.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                                      Average Annual              Average
                                       Rental Rates              Occupancy
Property                          1997            1996         1997     1996

The Landings Apartments       $  5,369/unit $  5,196/unit      94%       93%
Woods of Inverness Apartments    6,857/unit    6,683/unit      96%       92%


The increase in average occupancy at the Woods of Inverness Apartments is due to increased marketing efforts, combined with the availability of attractive, well maintained units.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multifamily residential properties lease terms are for one year or less. No tenant leases 10% or more of the available rental space.

Real estate taxes (dollar amounts in thousands) and rates in 1997 for each property were:

                                            1997                1997
                                          Billing               Rate

The Landings Apartments                  $  92 (a)             2.46%
Woods of Inverness Apartments              154                 2.97%

(a) The Partnership is currently appealing this tax bill and has won a tentative revised billing of approximately $71,000.

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



                                      PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982 130,000 Limited Partnership Units aggregating $65,000,000. The Partnership currently has 130,000 units outstanding held by 5,534 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

The Partnership did not make any distributions to its partners during 1996 or 1997. It is expected that the partnership will not make any in 1998 or the near future, or until such time, if at all, as a Partnership property is sold or the Partnership operations generate sufficient cash with which to make distributions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1997, was $157,000 versus $667,000 for the year ended December 31, 1996. The decrease in net loss for the year ended December 31, 1997, is due to an overall increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily due to the increase in occupancy and average annual rental rates at both The Landings Apartments and the Woods of Inverness Apartments. Operating expenses are down primarily due to a decrease in maintenance expense, maintenance salaries and utility costs at the Woods of Inverness Apartments. Also, advertising expense decreased due to the decreased need for concessions and referral fees as a result of the increase in occupancy at both complexes. Maintenance expenses declined due to numerous repairs to both the interior and exterior of the buildings, consisting of plumbing and electric systems repairs, interior painting, parking lot repairs and landscaping repairs in 1996, which did not re-occur in 1997. General and administrative expenses decreased during 1997 due to the decreased cost reimbursements as a result of the relocation of the partnership administration offices in 1996. Property taxes decreased due to a decrease in billing at the Woods of Inverness Apartments which was partially offset by an increase at the Landings Apartments, as a result of re-valuations of the properties.

For the year ended December 31, 1997, the Partnership incurred a loss on disposal of property of $56,000 as a result of a re-roofing project at the Woods of Inverness Apartments. This loss is included in operating expense and was the result of the write-off of the old roof that was not fully depreciated at the time of replacement.

Included in operating expense for the year ended December 31, 1997, is $102,000 of major repairs and maintenance comprised mainly of parking lot repairs, swimming pool repairs, major landscaping and gutter repairs. Included in operating expense for the year ended December 31, 1996, is $269,000 of major repairs and maintenance comprised of interior and exterior building repairs, parking lot repairs, major landscaping and gutter repairs.

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

Capital Resources and Liquidity

For the years ended December 31, 1997 and 1996, net cash decreased by approximately $76,000 and $311,000, respectively. At December 31, 1997, the Partnership had cash and cash equivalents of $459,000, as compared to $535,000 at December 31, 1996. Net cash provided by operating activities increased primarily due to the decrease in net loss, as previously discussed in "Results of Operations". The Partnership experienced an increase in net cash used in investing activities during 1997 due primarily to building improvements at the Landings Apartments and the addition of the new roof at the Woods of Inverness Apartments. Net cash used in financing activities decreased for the year ended December 31, 1997, as compared to the year ended December 31, 1996, due to loan costs paid in 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The total mortgage indebtedness of $7,422,000 is based on a fixed interest rate, amortized over a thirty year period, with balloon payments totaling $6,618,000 due January 1, 2006. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were paid in 1997 or 1996.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.




ITEM 7.     FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS


  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1997

  Consolidated Statements of Operations - Years ended December 31, 1997 and
   1996

  Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1997 and 1996

  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and
  1996

  Notes to Consolidated Financial Statements




To the Partners
Century Properties Fund XVI
Greenville, South Carolina




                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVI (a limited partnership) (the "Partnership") and its subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI and its subsidiaries, as of December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                        /s/  Imowitz Koenig & Co., LLP
                                             Certified Public Accountants


New York, N.Y.
January 23, 1998



                          CENTURY PROPERTIES FUND XVI
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997



Assets
  Cash and cash equivalents                                        $   459
  Receivables and deposits                                             307
  Other assets                                                         268
  Restricted escrows                                                   109
  Investment properties (Notes B and E):
     Land                                            $  1,409
     Buildings and related
       personal property                               13,538
                                                       14,947
     Less accumulated depreciation                     (7,303)       7,644
                                                                   $ 8,787

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                 $    88
  Accrued taxes                                                        237
  Tenant security deposits payable                                      50
  Other liabilities                                                     96
  Mortgage notes payable (Notes B and E)                             7,422

Partners' (Deficit) Capital
  General partners                                   $(3,843)
  Limited partners (130,000 units issued
     and outstanding)                                  4,737           894
                                                                   $ 8,787

          See Accompanying Notes to Consolidated Financial Statements



                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                     Years Ended December 31,
                                                        1997         1996
Revenues:
  Rental income                                     $   2,759    $   2,580
  Other income                                            108          141
   Total revenues                                       2,867        2,721

Expenses:
  Operating                                             1,497        1,774
  General and administrative                              204          258
  Depreciation                                            479          460
  Interest                                                620          625
  Property tax                                            224          271
   Total expenses                                       3,024        3,388

   Net loss                                         $    (157)   $    (667)


Net loss allocated to general partners (6.9%)       $     (11)   $     (46)

Net loss allocated to limited partners (93.1%)           (146)        (621)

   Net loss                                         $    (157)   $    (667)

Net loss per limited partnership unit               $   (1.12)   $   (4.78)

          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVI
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)


                                 Limited
                               Partnership  General    Limited
                                  Units    Partners   Partners   Total

Original capital contributions  130,000     $    --    $65,000  $65,000

Partners' (deficit) capital at
December 31, 1995               130,000     $(3,786)   $ 5,504  $ 1,718

Net loss for the year ended
ended December 31, 1996              --         (46)      (621)    (667)

Partners' (deficit) capital at
December 31, 1996               130,000      (3,832)     4,883    1,051

Net loss for the year ended
December 31, 1997                    --         (11)      (146)    (157)

Partners' (deficit) capital at
December 31, 1997               130,000     $(3,843)   $ 4,737  $   894

          See Accompanying Notes to Consolidated Financial Statements



                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,
                                                          1997        1996
Cash flows from operating activities:
  Net loss                                             $    (157)  $    (667)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                           511         491
     Loss on disposal of property                             56          --
     Change in accounts:
       Receivables and deposits                              (64)       (125)
       Other assets                                           (6)        132
       Accounts payable                                       20          54
       Accrued taxes                                          51         186
       Tenant security deposits payable                       (6)         (1)
       Other liabilities                                      30         (65)

          Net cash provided by
            operating activities                             435           5

Cash flows from investing activities:
  Property improvements and replacements                    (352)       (203)
  Net (deposits to) receipts from restricted escrows         (94)         78

          Net cash used in investing activities             (446)       (125)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (65)        (63)
  Loan costs paid                                             --        (128)

          Net cash used in
            financing activities                             (65)       (191)

Net decrease in cash and cash equivalents                    (76)       (311)

Cash and cash equivalents at beginning of year               535         846

Cash and cash equivalents at end of year               $     459   $     535

Supplemental disclosure of cash flow information
  Cash paid for interest                               $     554   $     578

          See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XVI
                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XVI (the "Partnership or Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 1997, the Partnership operates two residential apartment complexes, located in Texas and Florida.

Principles of Consolidation:

The Partnership's financial statements include the accounts of the Partnership and its wholly-owned subsidiaries.

Advertising Costs:

Advertising costs, $65,000 in 1997 and $87,000 in 1996, are charged to expense as they are incurred and are included in operating expenses.

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

In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership properties shall be allocated: (i) to the general partners to the extent they are entitled to receive distributions of cash; (ii) 7% to the general partners and 93% to the Limited Partners, to the extent the general partners have a deficit capital balance; and (iii) to the limited partners.

Cash from sales or other disposition, or refinancing and working capital reserves must be distributed in the following order: (i) first, an aggregate amount as discussed above to each Limited Partner which equals the total of their original invested capital contributed plus 8% per year, determined on a cumulative, noncompounded basis, on adjusted invested capital, adjusted as needed, of such Limited Partnership Unit Holder; (ii) second, to the general partners 15% of any additional cash from sales or refinancing and working capital reserve available for distribution, and (iii) the remainder shall be allocated 98% to the limited partners and 2% to the general partners. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property.

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks, money market funds, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs:

Loan costs of $319,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 1997, accumulated amortization is $64,000. Amortization of loan costs is included in interest expense.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Fair Value:

SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.


NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):

                               Monthly                       Principal   Principal
                               Payment    Stated              Balance   Balance At
                              Including  Interest  Maturity   Due At   December 31,
Property                       Interest    Rate      Date    Maturity      1997
The Landings Apartments       $  17       7.88%     1/2006  $ 2,016     $  2,261
Woods of Inverness Apartments    38       7.88%     1/2006    4,602        5,161
                              $  55                         $ 6,618     $  7,422

Scheduled principal payments on mortgage notes payable subsequent to December 31, 1997 are as follows (in thousands):


                 1998                   $    75
                 1999                        81
                 2000                        88
                 2001                        95
                 2002                       103
              Thereafter                  6,980
                                       $  7,422


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

Differences between the net loss as reported and Federal taxable loss result primarily from depreciation over different methods and lives and on differing cost bases. The following is a reconciliation of reported net loss and Federal taxable loss:

                                           1997              1996
                                      (in thousands, except unit data)

Net loss as reported                  $   (157)          $   (667)
Add (deduct):
  Depreciation differences                 167                (35)
  Miscellaneous                             59                 17

Federal taxable loss                  $     69           $   (685)

Federal taxable loss
  per limited partnership unit        $    .50           $  (4.90)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


                                          1997

Net assets as reported                  $   894
Land and buildings                          916
Accumulated depreciation                 (6,108)
Syndication and distribution costs        8,258
Prepaid rent                                  9

Net assets - Federal tax basis           $3,969


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI Equity was a wholly-owned subsidiary of NPI until December 31, 1996, at which time Insignia Properties Trust acquired the stock of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and FCMC.

On March 29, 1996, an affiliate of Insignia acquired all of the issued and outstanding shares of stock of the general partners of the subsidiary partnerships which hold title to The Landings Apartments and Woods of Inverness Apartments. These general partners held a 1% interest in profits, losses and distributions of such subsidiary partnerships. Effective December 31, 1997, the Partnership acquired these 1% interests and therefore the subsidiary partnerships are wholly-owned by the Partnership.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1997 and 1996:

                                             1997           1996
                                                (in thousands)
Property management fees (included in
  operating expenses)                        $142           $132
Reimbursement for services of
  affiliates including $21,000
  and $1,000 in construction
  services reimbursements in 1997 and
  1996, respectively (included in
  investment property and general
  and administrative and operating
  expenses)                                   135            154

For the period from January 19 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                               Initial Cost
                                               To Partnership
                                              (in thousands)
                                                                    Cost
                                                     Buildings  Capitalized
                                                    and Related  (Removed)
                                                     Personal  Subsequent to
Description                   Encumbrances   Land    Property   Acquisition

The Landings Apartments        $  2,261    $   504  $   4,702   $     634
Woods of Inverness Apartments     5,161      1,292     10,305      (2,490)

Total                          $  7,422    $ 1,796  $  15,007   $  (1,856)

                             Gross Amount at Which Carried
                                  At December 31, 1997
                                    (in thousands)

                          Buildings
                         And Related                         Year
                          Personal           Accumulated      of         Date   Depreciable
Description        Land   Property    Total Depreciation Construction  Acquired Life-Years
The Landings
 Apartments       $  504  $ 5,336   $ 5,840  $  2,889        1979        06/82   5-30 yrs
Woods of Inverness
 Apartments          905    8,202     9,107     4,414        1981        07/82   5-30 yrs

Total             $1,409  $13,538   $14,947  $  7,303


Reconciliation of Investment Properties and Accumulated Depreciation:


                                              Years Ended December 31,
                                                 1997          1996
                                                   (in thousands)
Balance at beginning of year                 $  14,700     $  14,497
  Property improvements                            352           203
  Disposals                                       (105)           --

Balance at end of year                       $  14,947     $  14,700


                                               Years Ended December 31,
                                                 1997           1996
                                                   (in thousands)
Accumulated Depreciation

Balance at beginning of year                  $  6,873      $  6,413
  Additions charged to expense                     479           460
  Disposals                                        (49)           --

Balance at end of year                        $  7,303      $  6,873

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1997 and 1996 is $15,863,000 and $15,512,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996 is $13,411,000 and $13,102,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.



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

     Name                                Age               Position

William H. Jarrard, Jr.                  51                President and
                                                           Director

Ronald Uretta                            41                Vice President and
                                                           Treasurer

Martha L. Long                           38                Controller

Robert D. Long, Jr.                      30                Vice President

Daniel M. LeBey                          32                Vice President and
                                                           Secretary

Kelley M. Buechler                       40                Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since December 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Corporation, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since January 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1997.

           Name of               Amount and nature of
       Beneficial Owner            Beneficial Owner         % of Class

   Insignia Properties, LP            47,388.68                36.5

There are no arrangements known to the Registrant, the effect of which may at a subsequent date, result in a change in control of the Registrant.

As a result of its ownership of 47,388.68 of limited partnership units, Insignia Properties, LP could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Insignia Properties, LP would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Insignia Properties, LP had agreed for the benefit of non-tendering unitholders, that it would vote its Units: (i) against any increase in compensation payable to the Managing General Partner or its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties, LP right to vote each Unit acquired.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity, the managing general partner of FRI, and NPI. NPI Equity was a wholly-owned subsidiary of NPI until December 31, 1996, at which time Insignia Properties Trust acquired the stock of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

On March 29, 1996, an affiliate of Insignia acquired all of the issued and outstanding shares of stock of the general partners of the subsidiary partnerships which hold title to The Landings Apartments and Woods of Inverness Apartments. These general partners held a 1% interest in profits, losses and distributions of such subsidiary partnerships. Effective December 31, 1997, the Partnership acquired these 1% interests and therefore the subsidiary partnerships are wholly-owned by the Partnership.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1997 and 1996:


                                             1997           1996
                                                (in thousands)
Property management fees (included in
  operating expenses)                        $142           $132
Reimbursement for services of
  affiliates including $21,000
  and $1,000 in construction
  services reimbursements in 1997 and
  1996, respectively (included in
  investment property and general
  and administrative and operating
  expenses)                                   135            154

For the period from January 19 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  No reports on form 8-K were filed during the fourth quarter of 1997.



                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 CENTURY PROPERTIES FUND XVI

                                 By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                       Managing General Partner

                                 By:   /s/William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                       Title                       Date

/s/ William H. Jarrard, Jr.          President and Director      March 16, 1998
William H. Jarrard, Jr.

/s/ Ronald Uretta                    Principal Financial         March 16, 1998
Ronald Uretta                        Officer and Principal
                                     Accounting Officer



                          CENTURY PROPERTIES FUND XVI
                                 EXHIBIT INDEX



    Exhibit Number               Description of Exhibit

         2.1               NPI, Inc. Stock Purchase Agreement               (1)

         2.2               Partnership Units Purchase Agreement             (2)

         2.3               Management Purchase Agreement                    (3)

         2.4               Limited Liability Company Agreement
                           of Riverside Drive L.L.C.                        (4)

         2.5               Master Indemnity Agreement                       (5)

         3.4               Agreement of Limited Partnership                 (6)

        10.1               Form of First Mortgage Note dated
                           as of December 29, 1995 from the
                           Registrant to Secore Financial
                           Corporation ("Secore") relating to
                           the refinancing of the Landings and
                           Woods of Inverness.                              (7)

        10.2               Form of First Mortgage and Security
                           Agreement dated as of December 29,
                           1995 from the Registrant to Secore
                           relating to the refinancing of the
                           Landings and Woods of Inverness.                 (8)

        16                 Letter from the Registrant's former
                           Independent Auditor dated April 27,
                           1994                                             (9)

        27                 Financial Data Schedule


(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8 K dated August 17, 1995.

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

(7) Incorporate by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10 KSB for the year ended December 31, 1995.

(8) Incorporate by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10 KSB for the year ended December 31, 1995.

(9) Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.