Form 10QSB
period 1998-03-31
CENTURY PROPERTIES FUND XVI
filed 1998-05-04
CIK 351931

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to 13 or 15(d) of The Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1998


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


                                 (864) 239-1000
                           Issuer's telephone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No___.



                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                          CENTURY PROPERTIES FUND XVI
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998




Assets
  Cash and cash equivalents                                        $   515
  Receivables and deposits                                             151
  Other assets                                                         259
  Restricted escrows                                                   147
  Investment properties:
     Land                                            $  1,409
     Buildings and related
       personal property                               13,558
                                                       14,967
     Less accumulated depreciation                     (7,424)       7,543
                                                                   $ 8,615

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                 $    47
  Accrued taxes                                                         58
  Tenant security deposit liabilities                                   51
  Other liabilities                                                     94
  Mortgage notes payable                                             7,404
Partners' (Deficit) Capital
  General partners                                   $(3,838)
  Limited partners (130,000 units issued
     and outstanding)                                  4,799           961
                                                                   $ 8,615


          See Accompanying Notes to Consolidated Financial Statements

b)
                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                            Three Months Ended
                                                                 March 31,
                                                            1998          1997
Revenues:
  Rental income                                          $   707        $   638
  Other income                                                30             31
       Total revenues                                        737            669

Expenses:
  Operating                                                  299            292
  General and administrative                                  53             35
  Depreciation                                               121            117
  Interest                                                   154            156
  Property tax                                                43             45
       Total expenses                                        670            645

    Net income                                           $    67        $    24

Net income allocated to general partners (6.9%)          $     5        $     2
Net income allocated to limited partners (93.1%)              62             22

    Net income                                           $    67        $    24

Net income per limited partnership unit                  $   .48        $   .17


          See Accompanying Notes to Consolidated Financial Statements


c)
                          CENTURY PROPERTIES FUND XVI
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General     Limited
                                   Units      Partners   Partners     Total

Original capital contributions   130,000      $    --     $65,000    $65,000

Partners' (deficit) capital at
  December 31, 1997              130,000      $(3,843)    $ 4,737    $   894

Net income for the three
  months ended March 31, 1998         --            5          62         67

Partners' (deficit) capital at
  March 31, 1998                 130,000      $(3,838)    $ 4,799    $   961




          See Accompanying Notes to Consolidated Financial Statements


d)
                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                          Three Months Ended
                                                               March 31,
                                                          1998          1997
Cash flows from operating activities:
  Net income                                            $   67          $   24
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                         129             124
     Change in accounts:
       Receivables and deposits                            156             110
       Other assets                                          1              --
       Accounts payable                                    (41)            (17)
       Accrued taxes                                      (179)           (127)
       Tenant security deposit liabilities                   1              --
       Other liabilities                                    (2)             19

          Net cash provided by operating activities        132             133


Cash flows from investing activities:
  Property improvements and replacements                   (20)            (75)
  Net deposits to restricted escrows                       (38)            (40)

          Net cash used in investing activities            (58)           (115)

Cash flows used in financing activities:
  Payments on mortgage notes payable                       (18)            (12)

Net increase in cash and cash equivalents                   56               6

Cash and cash equivalents at beginning of period           459             535

Cash and cash equivalents at end of period              $  515          $  541

Supplemental disclosure of cash flow information
  Cash paid for interest                                $  146          $  113


          See Accompanying Notes to Consolidated Financial Statements

e)
                          CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"), both of which are affiliates of Insignia Financial Group, Inc. ("Insignia"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner is a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), an affiliate of Insignia. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.

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

The following transactions with affiliates of Insignia were charged to expense in 1998 and 1997:


                                                      For the Three Months Ended
                                                                March 31,
                                                             (in thousands)
                                                           1998         1997

Property management fees (included in operating
  expenses)                                               $  37         $  34
Reimbursement for services of affiliates (included
  in general and administrative and operating expenses)      28            23


For the period from January 1 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                                   Average
                                                  Occupancy
Property                                     1998           1997

The Landings Apartments
  Tampa, Florida                             95%             93%
Woods of Inverness Apartments
  Houston, Texas                             97%             95%

The increase in average occupancy from March 31, 1997, to March 31, 1998, at both The Landings Apartments and Woods of Inverness Apartments is due to quality customer service and increased marketing efforts, combined with the availability of attractive, well maintained units.

The Partnership's net income for the three months ended March 31, 1998, was approximately $67,000, versus net income of approximately $24,000 for the same period in 1997. The increase in net income is attributable to an increase in rental income, partially offset by an increase in total expenses. The increase in rental income is due to increases in occupancy and average annual rental rates at both The Landings Apartments and Woods of Inverness Apartments. The increase in expenses is primarily attributable to an increase in general and administrative expenses due to increases in both professional expenses and expense reimbursements.

Included in operating expense for the three months ended March 31, 1998, is approximately $18,000 of major repairs and maintenance mainly comprised of parking lot and gutter repairs. Included in operating expense for the three months ended March 31, 1997, is approximately $18,000 of major repairs and maintenance mainly comprised of exterior painting and building improvements.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $515,000, versus approximately $541,000 at March 31, 1997. Cash and cash equivalents increased approximately $56,000 for the period ended March 31, 1998. Net cash provided by operating activities at March 31, 1998, remained relatively consistent with the corresponding period of the prior year, despite a larger decrease in receivables and deposits and an increase in accrued taxes. These changes are due to the timing of the payment of property taxes from the escrow account. The Partnership experienced a decrease in cash used in investing activities due to a decrease in property improvements and replacements. There was an interior building improvement project ongoing at The Landings Apartments during the three months ended March 31, 1997. Cash used in financing activities results from payments on mortgage notes payable.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $7,404,000 is based on a fixed interest rate, amortized over a thirty-year period, with a balloon payment due January 1, 2006. No cash distributions were paid in 1997 or during the first quarter of 1998. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.



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


                           Date: May 4, 1998