Form 10QSB
period 1998-06-30
CENTURY PROPERTIES FUND XVI
filed 1998-07-30
CIK 351931

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


                  For the quarterly period ended June 30, 1998


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
                        (in thousands, except unit data)

                                 June 30, 1998




Assets
  Cash and cash equivalents                                      $   597
  Receivables and deposits                                           265
  Other assets                                                       245
  Restricted escrows                                                  63
  Investment properties:
     Land                                            $  1,409
     Buildings and related
       personal property                               13,652
                                                       15,061
     Less accumulated depreciation                     (7,545)     7,516
                                                                 $ 8,686

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                               $    69
  Accrued property taxes                                             116
  Tenant security deposit liabilities                                 51
  Other liabilities                                                  102
  Mortgage notes payable                                           7,385
Partners' (Deficit) Capital
  General partners                                   $(3,838)
  Limited partners (130,000 units issued
     and outstanding)                                  4,801         963
                                                                 $ 8,686

          See Accompanying Notes to Consolidated Financial Statements


b)
                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                     1998        1997        1998        1997
Revenues:
  Rental income                   $   714     $   686     $  1,421    $  1,324
  Other income                         31          24           61          55
    Total revenues                    745         710        1,482       1,379
Expenses:
  Operating                           365         328          664         620
  General and administrative           46          67           99         102
  Depreciation                        121         119          242         236
  Interest                            153         155          307         311
  Property tax                         58          59          101         104
  Loss on disposal of property         --          56           --          56
    Total expenses                    743         784        1,413       1,429

    Net income (loss)             $     2     $   (74)    $     69    $    (50)

Net income (loss) allocated to
 general partners (6.9%)          $    --     $    (5)    $      5    $     (3)

Net income (loss) allocated to
 limited partners (93.1%)               2         (69)          64         (47)

    Net income (loss)             $     2     $   (74)    $     69    $    (50)

Net income (loss) per limited
 partnership unit                 $   .02     $  (.53)    $    .49    $   (.36)


          See Accompanying Notes to Consolidated Financial Statements


c)
                          CENTURY PROPERTIES FUND XVI
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership    General     Limited
                                   Units      Partners    Partners      Total

Original capital contributions   130,000       $    --     $65,000    $65,000

Partners' (deficit) capital at
  December 31, 1997              130,000       $(3,843)    $ 4,737    $   894

Net income for the six
  months ended June 30, 1998          --             5          64         69

Partners' (deficit) capital at
  June 30, 1998                  130,000       $(3,838)    $ 4,801    $   963



          See Accompanying Notes to Consolidated Financial Statements


d)
                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                              Six Months Ended
                                                                   June 30,
                                                              1998        1997
Cash flows from operating activities:
  Net income (loss)                                          $   69      $  (50)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                              258         252
     Loss on disposal of property                                --          56
     Change in accounts:
       Receivables and deposits                                  42          48
       Other assets                                               7         (22)
       Accounts payable                                         (19)        (38)
       Accrued property taxes                                  (121)        (69)
       Tenant security deposit liabilities                        1           1
       Other liabilities                                          6          19

          Net cash provided by operating activities             243         197

Cash flows from investing activities:
  Property improvements and replacements                       (114)       (271)
  Net withdrawals from (deposits to) restricted escrows          46         (78)

          Net cash used in investing activities                 (68)       (349)

Cash flows used in financing activities:
  Payments on mortgage notes payable                            (37)        (30)

Net increase (decrease) in cash and cash equivalents            138        (182)

Cash and cash equivalents at beginning of period                459         535

Cash and cash equivalents at end of period                   $  597      $  353

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  291      $  261

          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"), both of which are affiliates of Insignia Financial Group, Inc. ("Insignia"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with affiliates of Insignia were charged to expense in 1998 and 1997:

                                                        For the Six Months Ended
                                                                June 30,
                                                           1998       1997
                                                            (in thousands)
Property management fees (included in operating
  expenses)                                               $  74      $  70
Reimbursement for services of affiliates (included
  in general and administrative and operating expenses)      55         69


Included in reimbursements for services of affiliates is approximately $2,000 and $15,000 of construction oversight reimbursements for the periods ended June 30, 1998 and 1997, respectively.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:

                                                     Average
                                                    Occupancy
Property                                       1998           1997

The Landings Apartments
  Tampa, Florida                                95%            93%

Woods of Inverness Apartments
  Houston, Texas                                97%            96%

The increase in average occupancy from June 30, 1997, to June 30, 1998, at both The Landings Apartments and Woods of Inverness Apartments is due to quality customer service and increased marketing efforts, combined with the availability of attractive, well maintained units.

The Partnership recognized net income of approximately $2,000 and $69,000, for the three and six months ended June 30, 1998, versus net losses of approximately $74,000 and $50,000 for the same periods in 1997. The increase in net income is primarily attributable to an increase in rental income, partially offset by an increase in total expenses after excluding the loss on disposal of property recognized during the six months ended June 30, 1997. The increase in rental income is due to increases in occupancy at both The Landings Apartments and Woods of Inverness Apartments, along with an increase in the average annual rental rate at Woods of Inverness Apartments. The increase in expenses is primarily attributable to an increase in operating expense resulting from increased maintenance expense at both of the Partnership's investment properties. The parking lot was repaved and windows repaired at The Landings Apartments, while major landscaping was performed and tennis courts repaired at Woods of Inverness Apartments. During the six months ended June 30, 1997, the loss on disposal of property of $56,000 was the result of a re-roofing project at Woods of Inverness Apartments.

Included in operating expense for the six months ended June 30, 1998, is approximately $69,000 of major repairs and maintenance mainly comprised of tennis court repairs, parking lot repairs, major landscaping, and gutter repairs, as previously mentioned. Included in operating expense for the six months ended June 30, 1997, is approximately $20,000 of major repairs and maintenance mainly comprised of exterior painting and building improvements.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $597,000, versus approximately $353,000 at June 30, 1997. Cash and cash equivalents increased approximately $138,000 for the period ended June 30, 1998, and decreased approximately $182,000 for the period ended June 30, 1997. Net cash provided by operating activities increased primarily due to an increase in net income, as previously explained, partially offset by a decrease in accrued taxes. The decrease in accrued taxes is due to the timing of the payment of property taxes. The Partnership experienced a decrease in cash used in investing activities due to a decrease in property improvements and replacements along with increased withdrawals from restricted escrows. Building improvements were made at The Landings Apartments and a new roof was added at Woods of Inverness Apartments during the six months ended June 30, 1997. For the six months ended June 30, 1998, withdrawals were made from restricted escrows to fund major rehabilitation work at Woods of Inverness Apartments. Foundation work, replacement of rotten wood, power washing, painting and some fencing replacement, all anticipated to cost approximately $300,000, is now underway at this property. Cash used in financing activities results from payments on mortgage notes payable.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $7,385,000 is based on a fixed interest rate, amortized over a thirty-year period, with a balloon payment due January 1, 2006. No cash distributions were paid in 1997 or during the first six months of 1998. Future cash distributions will depend on the levels of cash generated from operations, property sales, and the availability of cash reserves.

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


                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates, as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


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


                           Date: July 30, 1998