Form 10QSB
period 1998-09-30
CENTURY PROPERTIES FUND XVI
filed 1998-11-13
CIK 351931

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


               For the quarterly period ended September 30, 1998


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


                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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
                        (in thousands, except unit data)

                               September 30, 1998


Assets
  Cash and cash equivalents                             $   365
  Receivables and deposits                                  312
  Other assets                                              255
  Restricted escrows                                         61
  Investment properties:
     Land                                   $  1,409
     Buildings and related
       personal property                      14,027
                                              15,436
     Less accumulated depreciation            (7,672)     7,764
                                                        $ 8,757

Liabilities and Partners' Capital
Liabilities
  Accounts payable                                      $    59
  Accrued property taxes                                    175
  Tenant security deposit liabilities                        55
  Other liabilities                                         105
  Mortgage notes payable                                  7,366

Partners' (Deficit) Capital
  General partners                          $(3,836)
  Limited partners (130,000 units issued
     and outstanding)                         4,833         997
                                                        $ 8,757

          See Accompanying Notes to Consolidated Financial Statements


b)
                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1998       1997       1998       1997
Revenues:
  Rental income                  $   714    $   685    $  2,135   $  2,009
  Other income                        33         27          94         82
    Total revenues                   747        712       2,229      2,091
Expenses:
  Operating                          335        368         999        988
  General and administrative          39         50         138        152
  Depreciation                       127        122         369        358
  Interest                           153        155         460        466
  Property tax                        59         58         160        162
  Loss on disposal of property        --         --          --         56
    Total expenses                   713        753       2,126      2,182

    Net income (loss)            $    34    $   (41)   $    103   $    (91)

Net income (loss) allocated to
 general partners (6.9%)         $     2    $    (3)   $      7   $     (6)

Net income (loss) allocated to
 limited partners (93.1%)             32        (38)         96        (85)

    Net income (loss)            $    34    $   (41)   $    103   $    (91)

Net income (loss) per limited
 partnership unit                $   .25    $  (.29)   $    .74   $   (.65)


          See Accompanying Notes to Consolidated Financial Statements


c)
                          CENTURY PROPERTIES FUND XVI
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General    Limited
                                   Units     Partners   Partners    Total

Original capital contributions   130,000      $    --    $65,000   $65,000

Partners' (deficit) capital at
  December 31, 1997              130,000      $(3,843)   $ 4,737   $   894

Net income for the nine months
  ended September 30, 1998            --            7         96       103

Partners' (deficit) capital at
  September 30, 1998             130,000      $(3,836)   $ 4,833   $   997

          See Accompanying Notes to Consolidated Financial Statements


d)
                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Nine Months Ended
                                                             September 30,
                                                            1998      1997
Cash flows from operating activities:
  Net income (loss)                                        $  103    $  (91)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation                                             369       358
     Amortization                                              24        24
     Loss on disposal of property                              --        56
     Change in accounts:
       Receivables and deposits                                (5)       (7)
       Other assets                                           (11)      (13)
       Accounts payable                                       (29)      (18)
       Accrued property taxes                                 (62)      (10)
       Tenant security deposit liabilities                      5        (4)
       Other liabilities                                        9        26

          Net cash provided by operating activities           403       321

Cash flows used in investing activities:
  Property improvements and replacements                     (489)     (312)
  Net withdrawals from (deposits to) restricted escrows        48       (74)

          Net cash used in investing activities              (441)     (386)

Cash flows used in financing activities:
  Payments on mortgage notes payable                          (56)      (47)
  Loan costs paid                                              --        (1)

          Net cash used in financing activities               (56)      (48)

Net decrease in cash and cash equivalents                     (94)     (113)

Cash and cash equivalents at beginning of period              459       535

Cash and cash equivalents at end of period                 $  365    $  422

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $  436    $  408

          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

PRINCIPLES OF CONSOLIDATION

The Partnership's financial statements include the accounts of the Partnership and its wholly-owned subsidiaries.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were charged to expense in 1998 and 1997:

                                                     For the Nine Months Ended
                                                           September 30,
                                                        1998         1997
                                                          (in thousands)
Property management fees (included in operating
  expenses)                                             $ 111        $ 106
Reimbursement for services of affiliates (included
  in general and administrative and operating expenses)   100           97


Included in "Reimbursement services of affiliates" for the periods ended September 30, 1998 and 1997 were approximately $21,000 and $18,000, respectively, of reimbursements for construction oversight costs.

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

NOTE C - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls both the Managing General Partner and FRI. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                            Average
                                           Occupancy
Property                               1998         1997

The Landings Apartments
  Tampa, Florida                       95%          94%
Woods of Inverness Apartments
  Houston, Texas                       97%          96%

The Partnership recognized net income of approximately $34,000 and $103,000 for the three and nine months ended September 30, 1998 versus net losses of approximately $41,000 and $91,000 for the same periods in 1997. The increase in net income is primarily attributable to an increase in rental income and a decrease in general and administrative expense. The increase in rental income is due to increases in occupancy at both The Landings Apartments and Woods of Inverness Apartments, along with an increase in the average annual rental rate in 1998 at Woods of Inverness Apartments. In addition, a loss on disposal of property was recognized in 1997 for approximately $56,000 resulting from a reroofing project at Woods of Inverness Apartments. The decrease in general and administrative expense is due to a reduction in legal and audit fees.

Included in operating expense for the nine months ended September 30, 1998, is approximately $62,000 of major repairs and maintenance mainly comprised of tennis court repairs, parking lot repairs, major landscaping, and exterior building repairs. Included in operating expense for the nine months ended September 30, 1997, is approximately $51,000 of major repairs and maintenance mainly comprised of exterior painting, building improvements, parking lot repairs, major landscaping, and window covering replacements.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $365,000, versus approximately $422,000 at September 30, 1997. Cash and cash equivalents decreased approximately $94,000 for the period ended September 30, 1998, and decreased approximately $113,000 for the period ended September 30, 1997. Net cash provided by operating activities increased primarily due to an increase in net income, as previously explained, partially offset by a decrease in accrued taxes. The decrease in accrued taxes is due to the timing of the payment of property taxes. The Partnership experienced an increase in cash used in investing activities due to an increase in property improvements and replacements offset by increased withdrawals from restricted escrows. For the nine months ended September 30, 1998, withdrawals were made from restricted escrows to fund major rehabilitation work at Woods of Inverness Apartments. Foundation work, replacement of rotten wood, power washing, painting and some fencing replacement, all anticipated to cost approximately $300,000, is now underway at this property. Cash used in financing activities results from payments on mortgage notes payable.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected. The mortgage indebtedness of approximately $7,366,000 is based on a fixed interest rate, amortized over a thirty-year period, with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. No cash distributions were paid in 1997 or during the first nine months of 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls both the Managing General Partner and FRI. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in Superior Court of the State of California for the County of San Mateo. The Plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC. ET AL. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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


                               CENTURY PROPERTIES FUND XVI

                               By:      Fox Capital Management Corporation,
                                        Managing General Partner


                               By:      /s/Patrick Foye
                                        Patrick Foye
                                        Executive Vice President


                               By:      /s/Timothy R. Garrick
                                        Timothy R. Garrick
                                        Vice President - Accounting
                                        (Duly Authorized Officer)


                               Date:    November 13, 1998