Form 10KSB
period 1998-12-31
CENTURY PROPERTIES FUND XVI
filed 1999-03-30
CIK 351931

FORM 10-KSB-ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                (As last amended by 34-31905 effective 4/26/93)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $ 2,976,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None





                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Century Properties Fund XVI (the "Partnership" or "Registrant") was organized in December 1980, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Registrant. NPI Equity Investments II Inc., a Florida Corporation ("NPI Equity"), is the managing partner of FRI (see "Transfer of Control"). The partnership agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

Beginning in August 1981 through April 1982, the Registrant offered and sold 130,000 Limited Partnership Units for an aggregate of $65,000,000. The net proceeds of this offering were used to acquire ten income-producing real properties. The Registrant's original property portfolio was geographically diversified with properties acquired in six states. The Registrant's acquisition activities were completed in 1983, and since then, the principal activity of the Registrant has been managing its portfolio. During the period from 1986 through 1991, eight multi-family residential properties were sold or otherwise disposed of. The Registrant continues to own and operate two of its originally acquired properties. See "Item 2. Description of Properties."

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partners and the limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner, provides day-to-day property management services to the Partnership's investment properties.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 6" of this Form 10-KSB.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties:

                          Date of
Property                  Purchase    Type of Ownership             Use



The Landings Apartments    06/82   Fee ownership subject to  Residential rental
 Tampa, Florida                    first mortgage (1)            200 units


Woods of Inverness
  Apartments               07/82   Fee ownership subject to  Residential rental
 Houston, Texas                    first mortgage (1)            272 units

(1) The property is held by a Limited Partnership which is wholly-owned by the Registrant.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                        Carrying   Accumulated                       Federal

Property                  Value   Depreciation    Rate   Method     Tax Basis

                            (in thousands)                       (in thousands)


The Landings Apartments  $  6,029  $  3,088     5-30 yrs   (1)      $ 1,062

Woods of Inverness

  Apartments                9,535     4,716     5-30 yrs   (1)        1,885

                         $ 15,564  $  7,804                         $ 2,947

(1)  Straight - line

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                           Principal                                  Principal

                          Balance At                                   Balance

                         December 31,  Interest  Period   Maturity     Due At

 Property                    1998        Rate   Amortized   Date      Maturity

                        (in thousands)                           (in thousands)


 The Landings Apartments  $  2,238      7.88%   30 years   1/2006    $  2,016

 Woods of Inverness

  Apartments                 5,109      7.88%   30 years   1/2006       4,602

                          $  7,347                                   $  6,618


Each mortgage note payable is non-recourse and secured by a pledge of the applicable Partnership property and the rental revenues derived therefrom.

See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details as to the terms of the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                                      Average Annual             Average

                                        Rental Rates            Occupancy

Property                             1998         1997       1998      1997


The Landings Apartments          $5,374/unit  $5,369/unit     95%       94%

Woods of Inverness Apartments     7,098/unit   6,857/unit     97%       96%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% of more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                           1998                1998

                                          Billing              Rate

                                      (in thousands)


The Landings Apartments                  $  75                 2.52%

Woods of Inverness Apartments              171                 2.79%



CAPITAL IMPROVEMENTS:

During 1998, the Partnership spent $428,000 on capital improvements at Woods of Inverness, primarily consisting of building improvements to increase the property's curb appeal, carpet and balcony replacements and fencing repairs. These improvements were funded from cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $246,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $205,000 for 1999 at this property consisting of air conditioning and electrical upgrades, flooring replacements and fencing repairs.

During 1998, the Partnership spent $189,000 on capital improvements at the Landings, primarily consisting of various building upgrades, flooring and appliance replacements, and signage. These improvements were funded from cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $337,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $341,000 for 1999 at this property consisting of a roof replacement project, structural repairs, appliance replacement and landscaping.

The capital improvements planned for 1998 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement. The expense will not have a material effect on the Partnership's operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.




                                    PART II



ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 130,000 Units outstanding held by 5,501 Limited Partners of record. Affiliates of the Managing General Partner own 47,418.68 units or 36.476% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership did not make any distributions to its partners during 1998 or 1997. Future distributions will be dependent on the levels of net cash generated from operations, refinancings, sale of the properties and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1998, was $127,000 as compared to a net loss of $157,000 for the year ended December 31, 1997. (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's federal taxable income (loss)). The increase in net income was due to an increase in total revenues and a decrease in total expenses. Revenues increased primarily due to an increase in rental income. The increase in rental income is primarily attributable to an increase in both occupancy and average annual rental rates at The Landings Apartments and Woods of Inverness Apartments. Also contributing to the increase in rental income was a decrease in the amount of concessions incurred in order to maintain occupancy levels.

Expenses decreased primarily due to reductions in operating and general and administrative expenses, partially offset by slight increases in depreciation and property taxes. Operating expense decreased due to reductions in maintenance expenses at both of the Partnership's investment properties along with the completion of swimming pool repairs at The Landings and interior
building improvements at Woods of Inverness in 1997.   For the year ended
December 31, 1997, the Partnership incurred a loss on disposal of property as a result of a re-roofing project at the Woods of Inverness Apartments. This loss is included in operating expense and was the result of the write-off of the old roof that was not fully depreciated at the time of replacement. In addition, insurance expense decreased due to a change in insurance carriers in late 1997.

Included in general and administrative expense at both December 31, 1998 and 1997 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. These reimbursements decreased slightly during 1998. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in depreciation expense is a result of the amounts spent on capital expenditures during the year. Property taxes increased as a result of a billing increase at the Woods of Inverness.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $366,000 as compared to approximately $459,000 at December 31, 1997. The decrease in cash and cash equivalents is due to $608,000 of cash used in investing activities and $75,000 of cash used in financing activities, which was partially offset by $590,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements which was partially offset by receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $546,000 in capital improvements for all of the Registrant's properties in 1999. Capital improvements include, but are not limited to, air conditioning and electrical upgrades, fencing repairs, a roof replacement project, structural repairs, flooring and appliance replacements and landscaping.

The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,347,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during 1998 or 1997. Future distributions will be dependent on the levels of net cash generated from operations, refinancings, sale of the properties and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.   FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS


  Independent Auditors' Report _ Ernst & Young, LLP

  Independent Auditors' Report _ Imowitz Koenig & Co., LLP

  Consolidated Balance Sheet - December 31, 1998

  Consolidated Statements of Operations - Years ended December 31, 1998 and
     1997

  Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1998 and 1997

  Consolidated Statements of Cash Flows - Years ended December 31, 1998 and
     1997

  Notes to Consolidated Financial Statements





To the Partners
Century Properties Fund XVI



                          Independent Auditors' Report


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVI as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                     /s/ Ernst & Young LLP



Greenville, South Carolina
March 3,1999





To the Partners
Century Properties Fund XVI
Greenville, South Carolina


                          Independent Auditors' Report


We have audited the accompanying consolidated statements of operations, changes in partners' (deficit) capital and cash flows of Century Properties Fund XVI (a limited partnership)(the "Partnership") and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Century Properties Fund XVI and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                     /s/ Imowitz Koenig & Co., LLP
                                         Certified Public Accountants


New York, N.Y.
January 23, 1998








                          CENTURY PROPERTIES FUND XVI
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



 Assets

   Cash and cash equivalents                                     $   366

   Receivables and deposits                                          370

   Other assets                                                      233

   Restricted escrows                                                100

   Investment properties (Notes C and F):

      Land                                           $  1,409

      Buildings and related personal property          14,155

                                                       15,564

      Less accumulated depreciation                    (7,804)     7,760

                                                                 $ 8,829


 Liabilities and Partners' Capital

 Liabilities

      Accounts payable                                           $    56

      Accrued property taxes                                         245

      Tenant security deposit liabilities                             51

      Other liabilities                                              109

      Mortgage notes payable (Notes C and F)                       7,347



 Partners' Capital (Deficit)

      General partners                               $(3,834)

      Limited partners (130,000 units issued

      and outstanding)                                 4,855       1,021

                                                                 $ 8,829


          See Accompanying Notes to Consolidated Financial Statements







                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                        Years Ended December 31,

                                                              1998        1997

 Revenues:

    Rental income                                           $ 2,855   $  2,692

    Other income                                                121        108

           Total revenues                                     2,976      2,800


 Expenses:

      Operating                                              1,319       1,430

      General and administrative                               186         204

      Depreciation                                             501         479

      Interest                                                 612         620

      Property tax                                             231         224

           Total expenses                                    2,849       2,957


           Net income (loss)                              $    127    $   (157)


 Net income (loss) allocated to general partners (6.9%)    $     9    $    (11)


 Net income (loss) allocated to limited partners (93.1%)       118        (146)


           Net income (loss)                              $    127    $   (157)


 Net income (loss) per limited partnership unit           $   0.91    $  (1.12)


          See Accompanying Notes to Consolidated Financial Statements








                          CENTURY PROPERTIES FUND XVI
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS'CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                 Limited

                               Partnership  General   Limited

                                  Units    Partners  Partners   Total


Original capital contributions   130,000    $    --   $65,000  $65,000


Partners' capital (deficit) at

 December 31, 1996               130,000    $(3,832)  $ 4,883  $ 1,051


Net loss for the year ended

 December 31, 1997                    --        (11)     (146)    (157)


Partners' capital (deficit) at

 December 31, 1997               130,000    $(3,843)  $ 4,737  $   894


Net income for the year ended

 December 31, 1998                    --          9       118      127


Partners capital (deficit) at

 December 31, 1998               130,000    $(3,834)  $ 4,855  $ 1,021


          See Accompanying Notes to Consolidated Financial Statements






                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,

                                                          1998         1997

Cash flows from operating activities:

  Net income (loss)                                     $     127    $    (157)

  Adjustments to reconcile net income (loss) to net



   cash provided by operating activities:

   Depreciation                                               501          479

   Amortization of loan costs                                  30           32

   Loss on disposal of property                                --           56

   Change in accounts:

      Receivables and deposits                                (63)         (64)

      Other assets                                              5           (6)

      Accounts payable                                        (32)          20

      Accrued property taxes                                    8           51

      Tenant security deposit liabilities                       1           (6)

      Other liabilities                                        13           30


        Net cash provided by operating activities             590          435


Cash flows from investing activities:

   Property improvements and replacements                    (617)        (352)

   Net receipts from (deposits to) restricted

      escrows                                                   9          (94)

        Net cash used in investing activities                (608)        (446)

Cash flows from financing activities:

  Payments on mortgage notes payable                          (75)         (65)


        Net cash used in financing activities                 (75)         (65)


Net decrease in cash and cash equivalents                     (93)         (76)


Cash and cash equivalents at beginning of year                459          535


Cash and cash equivalents at end of year                $     366    $     459


Supplemental disclosure of cash flow information

  Cash paid for interest                                $     581    $     554


          See Accompanying Notes to Consolidated Financial Statements






                          CENTURY PROPERTIES FUND XVI
                   Notes to Consolidated Financial Statements




NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XVI (the "Partnership or Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 1998, the Partnership operates two residential apartment complexes, located in Texas and Florida. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. See "Note B _ Transfer of Control." The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO.

Principles of Consolidation:

The Partnership's financial statements include the accounts of the Partnership and its wholly owned subsidiaries.

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and in banks, money market accounts, and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Tenant Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs:

Loan costs of $319,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 1998, accumulated amortization is $94,000. Amortization of loan costs is included in interest expense.

Investment Properties:

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for the impairment of value were recorded in the years ended December 31, 1998 or 1997.

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

Advertising Costs:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $60,000 and $65,000 for the years ended December 31, 1998 and 1997, respectively were charged to operating expense.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note G" for disclosure.

Reclassifications:

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                         Principal    Monthly                       Principal

                         Balance At   Payment    Stated              Balance

                        December 31, Including  Interest Maturity    Due At

Property                    1998      Interest    Rate     Date     Maturity

                            (in thousands)                       (in thousands)

The Landings Apartments  $  2,238      $  17     7.88%    1/2006   $ 2,016

Woods of Inverness

Apartments                  5,109         38     7.88%    1/2006     4,602

                         $  7,347      $  55                       $ 6,618


Scheduled principal payments on mortgage notes payable subsequent to December 31, 1998 are as follows (in thousands):


                 1999                  $     81

                 2000                        88

                 2001                        95

                 2002                       103

                 2003                       111

              Thereafter                  6,869

                                       $  7,347


NOTE D - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income
(loss) and Federal taxable income:


                                           1998              1997

                                     (in thousands, except unit data)


Net income (loss) as reported         $    127           $   (157)

Add (deduct):

  Depreciation differences                 370                167

  Miscellaneous                            155                 59


Federal taxable income                $    652           $     69


Federal taxable income

  per limited partnership unit        $   4.67           $    .50


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):


                                           1998


Net assets as reported                  $ 1,021

Land and buildings                          925

Accumulated depreciation                 (5,738)

Syndication and distribution costs        8,258

Prepaid rent                                102

Other                                        64

Net assets - Federal tax basis          $ 4,632


NOTE  E - TRANSACTIONS WITH AFFILIATED PARTIES

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

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses were paid to the Managing General Partner and affiliates in 1998 and in 1997:


                                             1998           1997

                                               (in thousands)

Property management fees (included in

  operating expenses)                        $149           $142


Reimbursement for services of

  affiliates (included in

  investment property and general

  and administrative and operating

  expenses) (1)                               133            135


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $29,000 and $21,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $149,000 and $142,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $133,000 and $135,000 for the years ended December 31, 1998 and 1997, respectively.

AIMCO currently own, through its affiliates, a total of 47,418.68 limited partnership units or 36.476% of the outstanding limited partnership units. Consequently AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                              Initial Cost

                                              To Partnership


                                                                     Cost

                                                     Buildings    Capitalized

                                                    and Related    (Removed)

                                                     Personal    Subsequent to

Description                   Encumbrances   Land    Property     Acquisition

                                              (in thousands)


The Landings Apartments         $  2,238    $   504  $   4,702   $     823

Woods of Inverness Apartments      5,109      1,292     10,305      (2,062)

Total                           $  7,347    $ 1,796  $  15,007   $  (1,239)







                                    Gross Amount at Which Carried

                                         At December 31, 1998


                            Buildings

                           And Related                            Year

                            Personal             Accumulated       of         Date    Depreciable

Description         Land    Property     Total   Depreciation Construction  Acquired   Life-Years

                              (in thousands)


The Landings

 Apartments        $   504  $   5,525  $  6,029   $  3,088        1979        06/82     5-30 yrs

Woods of Inverness

 Apartments            905      8,630     9,535      4,716        1981        07/82     5-30 yrs


Total              $ 1,409  $  14,155  $ 15,564   $  7,804


Reconciliation of Investment Properties and Accumulated Depreciation:


                                             Years Ended December 31,

                                                1998          1997




                                                  (in thousands)


Balance at beginning of year                 $  14,947     $   14,700

 Property improvements                             617            352

 Disposals                                          --           (105)


Balance at end of year                       $  15,564     $   14,947


Accumulated Depreciation


Balance at beginning of year                  $  7,303       $  6,873

 Additions charged to expense                      501            479

 Disposals                                          --            (49)


Balance at end of year                        $  7,804       $  7,303


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1998 and 1997 is $16,489,000 and $15,863,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997 is $13,542,000 and $13,411,000, respectively.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which reportable segment derives its revenues:

As defined by SFAS No. 131, Disclosures about Segment of an Enterprise and Related Information, Century Properties Fund XVI has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes located in Tampa, Florida and Houston, Texas. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The 'Other' column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1998
                                     Residential   Other    Totals
 Rental income                        $    2,855   $    -   $ 2,855
 Other income                                105       16       121
 Interest expense                            612        -       612
 Depreciation                                501        -       501
 General and administrative expense            -      186       186
 Segment profit (loss)                       297     (170)      127
 Total assets                              8,562      267     8,829
 Capital expenditures                        617        -       617


                 1997
                                     Residential   Other    Totals
 Rental income                        $    2,692   $    -   $ 2,692
 Other income                                 94       14       108
 Interest expense                            620        -       620
 Depreciation                                479        -       479
 General and administrative expense            -      204       204
 Loss on disposal of property                 56        -        56
 Segment profit (loss)                        33     (190)     (157)
 Total assets                              8,463      324     8,787
 Capital expenditures                        352        -       352

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement. The expense will not have a material effect on the Partnership's operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

Effective November 10, 1998, the Registrant dismissed its prior Independent Auditors Imowitz Koenig and Co., LLP ("Imowitz"). Imowitz' Independent Auditor's Report on the Registrant's financial statements for calendar year ended December 31, 1997 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 1997 and through November 10, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through November 10, 1998, the Registrant did not consult Ernst and Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.





                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Century Properties Fund XVI (the "Partnership" or the "Registrant") has no officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the executive officers and directors of Fox Capital Management Corporation are set forth below. There are no family relationships between or among any officers or directors.

        Name            Age                    Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President _ Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person or entity is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units as of December 31, 1998.

           Name of
      Beneficial Owner             Number of Units             % of Class

  Insignia Properties, L.P.           47,418.68                 36.476%
   (an affiliate of AIMCO)

Insignia Properties L.P. is indirectly and ultimately owned by AIMCO. The business address is 55 Beattie Place, Greenville, SC 29602.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 36.476% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses were paid to the Managing General Partner and affiliates in 1998 and in 1997:


                                             1998           1997

                                               (in thousands)

Property management fees (included in

  Operating expenses)                        $149           $142


Reimbursement for services of

  Affiliates (included in

  Investment property and general

  and administrative and operating

  Expenses) (1)                               133            135


(1) Included in "reimbursements for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $29,000 and $21,000, respectively, in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $149,000 and $142,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $133,000 and $135,000 for the years ended December 31, 1998 and 1997, respectively.

AIMCO currently owns, through its affiliates, a total of 47,418.68 limited partnership units or 36.476% of the outstanding limited partnership units. Consequently AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

(b) Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

     Current Report on Form 8-K dated November 10, 1998 and filed on November 16, 1998, disclosing the dismissal of Imowitz Koenig & Co., LLP as the registrant's Independent Accountant.

     Current Report on Form 8-K dated and filed on December 9, 1998 on disclosing the engagement of Ernst & Young, LLP as the registrant's Independent Accountant.






                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           CENTURY PROPERTIES FUND XVI

                           By: FOX CAPITAL MANAGEMENT CORPORATION,
                               Managing General Partner

                           By: FOX CAPITAL MANAGEMENT CORPORATION,
                               Its Managing General Partner

                           By: /s/Patrick J. Foye
                               Patrick J. Foye
                               Executive Vice President

                           By: /s/Timothy R. Garrick
                               Timothy R. Garrick
                               Vice President - Accounting


                           Date: March 30, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                 Signature/Name



By:/s/Patrick J. Foye                              Date:  March 30, 1999
   Patrick J. Foye
   Executive Vice President and Director

By:/s/Timothy R. Garrick                           Date:  March 30, 1999
   Timothy R. Garrick
   Vice President - Accounting
   and Director





                          CENTURY PROPERTIES FUND XVI
                                 EXHIBIT INDEX

Exhibit Number            Description of Exhibit

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report or Form 8-K, file No. 1-4179, dated October 1, 1998.

2.5                      Master Indemnity Agreement incorporated by reference to
                         Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

3.4 Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Registrant dated August 17, 1981 and thereafter supplemented June 25, 1979 and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (reg. No. 2-71473).

10.1 Form of First Mortgage Note dated as of December 29, 1995 from the Registrant to Secore Financial Corporation ("Secore") relating to the refinancing of the Landings and Woods of Inverness incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

10.2 Form of First Mortgage Note dated as of December 29, 1995 from the Registrant to Secore relating to the refinancing of the Landings and Woods of Inverness incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

16 Letter from the Registrant's former Independent Auditor dated April 27, 1994 incorporated by reference to
                         Exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.

16.1 Letter dated November 11, 1998 from the Registrant's former independent accounting regarding its concurrence with the statements made by the Registrant in Current Report on Form 8-K dated November 10, 1998.

27                            Financial Data Schedule