Form 10QSB
period 1999-03-31
CENTURY PROPERTIES FUND XVI
filed 1999-05-04
CIK 351931

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X]  Quarterly Report Pursuant to 13 or 15(d) of The Securities Exchange Act of
                                        1934


                 For the quarterly period ended March 31, 1999


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
                        (in thousands, except unit data)

                                 March 31, 1999


Assets

 Cash and cash equivalents                                 $   541

 Receivables and deposits                                      266

 Other assets                                                  221

 Restricted escrows                                             38

 Investment properties:

   Land                                        $  1,409

   Buildings and related

     personal property                           14,211

                                                 15,620

   Less accumulated depreciation                 (7,934)     7,686

                                                           $ 8,752

Liabilities and Partners' Capital

Liabilities

 Accounts payable                                          $    32

 Accrued property taxes                                        138

 Tenant security deposit liabilities                            51

 Other liabilities                                             115

 Mortgage notes payable                                      7,327

Partners' (Deficit) Capital

 General partners                              $(3,829)

 Limited partners (130,000 units issued

   and outstanding)                              4,918       1,089

                                                           $ 8,752


          See Accompanying Notes to Consolidated Financial Statements

b)
                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                    Three Months Ended

                                                         March 31,

                                                      1999       1998

Revenues:

  Rental income                                     $   737   $   707

  Other income                                           26        30

       Total revenues                                   763       737

Expenses:

  Operating                                             296       299

  General and administrative                             52        53

  Depreciation                                          130       121

  Interest                                              153       154

  Property tax                                           64        43

       Total expenses                                   695       670

    Net income                                      $    68   $    67

Net income allocated to general partners (6.9%)     $     5   $     5

Net income allocated to limited partners (93.1%)         63        62

    Net income                                      $    68   $    67

Net income per limited partnership unit             $   .48   $   .48



          See Accompanying Notes to Consolidated Financial Statements

c)
                          CENTURY PROPERTIES FUND XVI
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)





                                  Limited

                                Partnership   General    Limited

                                   Units     Partners    Partners    Total


Original capital contributions    130,000     $    --     $65,000    $65,000


Partners' (deficit) capital at

  December 31, 1998               130,000     $(3,834)    $ 4,855    $ 1,021


Net income for the three months

ended March 31, 1999                   --           5          63         68


Partners' (deficit) capital at

  March 31, 1999                  130,000     $(3,829)    $ 4,918    $ 1,089


          See Accompanying Notes to Consolidated Financial Statements

d)
                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                          Three Months Ended

                                                               March 31,

                                                           1999        1998

Cash flows from operating activities:

  Net income                                              $   68      $   67

  Adjustments to reconcile net income to net cash

     provided by operating activities:

  Depreciation                                               130         121

  Amortization                                                 8           8

  Change in accounts:

    Receivables and deposits                                 104         156

    Other assets                                               4           1

    Accounts payable                                         (24)        (41)

    Accrued property taxes                                  (107)       (179)

    Tenant security deposit liabilities                       --           1

    Other liabilities                                          6          (2)

     Net cash provided by operating activities               189         132

Cash flows from investing activities:

Property improvements and replacements                       (56)        (20)

     Net withdrawals from (deposits to) restricted

       escrows                                                62         (38)

     Net cash provided by (used in) investing

       activities                                              6         (58)

Cash flows used in financing activities:

 Payments on mortgage notes payable                          (20)        (18)

Net increase in cash and cash equivalents                    175          56

Cash and cash equivalents at beginning of period             366         459

Cash and cash equivalents at end of period                $  541      $  515

Supplemental disclosure of cash flow information

  Cash paid for interest                                  $  145      $  146

          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation


The Partnership's financial statements include the accounts of the Partnership and its wholly owned subsidiaries.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were charged to expense for the three months ended March 31, 1999 and 1998:

                                                           For the Three Months
                                                              Ended March 31,
                                                              1999        1998

                                                               (in thousands)

Property management fees (included in operating

  expenses)                                                  $  38      $  37

Reimbursement for services of affiliates (included

  in general and administrative and operating expenses)(1)      26         28


(1) Included in "reimbursements for services of affiliates" for the three months ended March 31, 1998, is approximately $1,000 in reimbursements for construction oversight costs. There were no such costs for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $38,000 and $37,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $26,000 and $28,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties, consisting of two apartment complexes located in Tampa, Florida and Houston, Texas. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The 'Other' column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999
                                     Residential   Other    Totals
Rental income                         $      737   $   --   $   737
Other income                                  23        3        26
Interest expense                             153       --       153
Depreciation                                 130       --       130
General and administrative expense            --       52        52
Segment profit (loss)                        117      (49)       68
Total assets                               8,373      379     8,752
Capital expenditures                          56       --        56

                1998
                                     Residential   Other    Totals
Rental income                         $      707   $   --   $   707
Other income                                  26        4        30
Interest expense                             154       --       154
Depreciation                                 121       --       121
General and administrative expense            --       53        53
Segment profit (loss)                        116      (49)       67
Total assets                               8,257      358     8,615
Capital expenditures                          20       --        20

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership funds, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

                                                 Average Occupancy

Property                                       1999            1998


Ralston Place

  (formerly The Landings Apartments)

  Tampa, Florida                                97%            95%

Woods of Inverness Apartments

  Houston, Texas                                98%            97%


Results of Operations

The Registrant's net income for the three months ended March 31, 1999, was $68,000 as compared to $67,000 for the same period in 1998 as an increase in total revenues was offset by an increase in total expenses. The increase in total revenues is primarily attributable to an increase in rental income as a result of increases in occupancy and average annual rental rates at Ralston Place and Woods of Inverness as well as a decrease in rental concessions offered by both of the properties.

Total expenses increased primarily due to an increase in property taxes at Woods of Inverness resulting from the timing of the receipt of tax bills for 1999 and 1998 which affected the accruals recorded at March 31, 1999 and 1998. All other expenses remained relatively constant.

Included in general and administrative expense at both March 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $541,000 as compared to approximately $515,000 at March 31, 1998. Cash and cash equivalents increased approximately $175,000 for the period ended March 31, 1999, from the Registrant's fiscal year end and is primarily due to $189,000 of cash provided by operating activities, and to a lesser extent, $6,000 of cash provided by investing activities, which is partially offset by $20,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from restricted escrows accounts maintained by the mortgage lender and was partially offset by capital improvements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for both of the Registrant's properties are detailed below.

Woods of Inverness: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Woods of Inverness requires approximately $246,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $205,000 for 1999 at this property consisting of air conditioning and electrical upgrades, flooring replacements and fencing repairs. As of March 31, 1999, the Partnership spent approximately $34,000 on capital improvements at Woods of Inverness, consisting primarily of fencing and flooring replacements and swimming pool repairs. These improvements were funded from cash flow and replacement reserves.

Ralston Place: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Ralston Place requires approximately $337,000 of capital improvements over the near-term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $341,000 for 1999 at this property consisting of roof replacement project, structural repairs, appliance replacement and landscaping. As of March 31, 1999, the Partnership spent approximately $22,000 on capital improvements at Ralston Place, consisting primarily of flooring and appliance replacements. These improvements were funded from cash flow and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,327,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into Apartment Investment and Management Company ("AIMCO"), a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Managing General Partner. AIMCO and its affiliates currently own 36.476% of the limited partnership interests in the Partnership.

AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership funds, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

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


                            Date:  May 4, 1999