Form 10QSB
period 1999-06-30
CENTURY PROPERTIES FUND XVI
filed 1999-08-09
CIK 351931

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


                  For the quarterly period ended June 30, 1999


[ ] Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period__________to__________


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
                        (in thousands, except unit data)

                                 June 30, 1999




Assets

   Cash and cash equivalents                                       $   661

   Receivables and deposits                                            264

   Other assets                                                        215

   Restricted escrows                                                   52

   Investment properties:

      Land                                           $  1,409

         Buildings and related personal property       14,275

                                                       15,684

      Less accumulated depreciation                    (8,059)       7,625

                                                                   $ 8,817

Liabilities and Partners' (Deficit) Capital

Liabilities

      Accounts payable                                             $    32

      Accrued property taxes                                           126

      Tenant security deposit liabilities                               51

      Other liabilities                                                121

      Mortgage notes payable                                         7,307

Partners' (Deficit) Capital

      General partners                               $(3,823)

      Limited partners (130,000 units issued

         and outstanding)                              5,003         1,180

                                                                   $ 8,817


          See Accompanying Notes to Consolidated Financial Statements
b)
                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                    Three Months Ended       Six Months Ended

                                         June 30,                June 30,

                                     1999         1998        1999       1998

Revenues:

  Rental income                   $   735      $   714      $  1,472   $  1,421

  Other income                         28           31            54         61

    Total revenues                    763          745         1,526      1,482

Expenses:

  Operating                           262          365           558        664

  General and administrative           68           46           120         99

  Depreciation                        125          121           255        242

  Interest                            152          153           305        307

  Property tax                         65           58           129        101

    Total expenses                    672          743         1,367      1,413

    Net income                    $    91      $     2      $    159   $     69

Net income allocated to

 general partners (6.9%)          $     6      $    --      $     11   $      5

Net income allocated to

 limited partners (93.1%)              85            2           148         64

                                  $    91      $     2      $    159   $     69

Net income per limited

 partnership unit                 $   .66      $   .02      $   1.14   $    .49


          See Accompanying Notes to Consolidated Financial Statements
c)
                          CENTURY PROPERTIES FUND XVI
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)





                                    Limited

                                  Partnership  General    Limited

                                     Units     Partners   Partners   Total


Original capital contributions     130,000      $    --    $65,000   $65,000


Partners' (deficit) capital at

  December 31, 1998                130,000      $(3,834)   $ 4,855   $ 1,021


Net income for the six months

  ended June 30, 1999                   --           11        148       159


Partners' (deficit) capital at

  June 30, 1999                    130,000      $(3,823)   $ 5,003   $ 1,180


          See Accompanying Notes to Consolidated Financial Statements
d)
                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)




                                                           Six Months Ended

                                                                June 30,

                                                            1999         1998

Cash flows from operating activities:

  Net income                                              $  159       $   69

  Adjustments to reconcile net income to net cash

     provided by operating activities:

     Depreciation                                            255          242

     Amortization of loan costs                               16           16

     Change in accounts:

          Receivables and deposits                           106           42

          Other assets                                         2            7

          Accounts payable                                   (24)         (19)

          Accrued property taxes                            (119)        (121)

          Tenant security deposit liabilities                 --            1

          Other liabilities                                   12            6

             Net cash provided by operating activities       407          243

Cash flows from investing activities:

  Property improvements and replacements                    (120)        (114)

  Net withdrawals from restricted escrows                     48           46

             Net cash used in investing activities           (72)         (68)

Cash flows used in financing activities:

  Payments on mortgage notes payable                         (40)         (37)

Net increase in cash and cash equivalents                    295          138

Cash and cash equivalents at beginning of period             366          459

Cash and cash equivalents at end of period                $  661       $  597

Supplemental disclosure of cash flow information:

   Cash paid for interest                                 $  289       $  291

          See Accompanying Notes to Consolidated Financial Statements



e)
                          CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

PRINCIPLES OF CONSOLIDATION

The Partnership's financial statements include the accounts of the Partnership and its wholly owned subsidiaries.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner and the managing general partner of FRI. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were charged to expense for the six months ended June 30, 1999 and 1998:
                                                                 1999     1998

                                                                (in thousands)

Property management fees (included in operating

  expenses)                                                   $  76       $  74

Reimbursement for services of affiliates (included

  in general and administrative and operating expenses)          49          55


During the six months ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $76,000 and $74,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $49,000 and $55,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses for both of the six month periods ended June 30, 1999 and 1998, is approximately $2,000 in reimbursements for construction oversight costs.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 37,586.25 (41.77% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $54 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,381.00 units.
As a result, AIMCO and its affiliates currently own 50,799.68 units of limited partnership interest in the Partnership representing 39.08% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The 'Other' column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999
                                     Residential   Other    Totals
Rental income                         $    1,472   $   --   $ 1,472
Other income                                  48        6        54
Interest expense                             305       --       305
Depreciation                                 255       --       255
General and administrative expense            --      120       120
Segment profit (loss)                        273     (114)      159
Total assets                               8,496      321     8,817
Capital expenditures                         120       --       120

                1998
                                     Residential   Other    Totals
Rental income                         $    1,421   $   --   $ 1,421
Other income                                  52        9        61
Interest expense                             307       --       307
Depreciation                                 242       --       242
General and administrative expense            --       99        99
Segment profit (loss)                        159      (90)       69
Total assets                               8,181      505     8,686
Capital expenditures                         114       --       114

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:


                                               Average Occupancy

Property                                       1999            1998

Ralston Place

  (formerly The Landings Apartments)

  Tampa, Florida                                96%            95%

Woods of Inverness Apartments

  Houston, Texas                                98%            97%

Results of Operations

The Registrant's net income for the six months ended June 30, 1999 was approximately $159,000 as compared to approximately $69,000 for the same period in 1998. The Registrant's net income for the three months ended June 30, 1999 was approximately $91,000 as compared to a net income of approximately $2,000 for the three months ended June 30, 1998. Net income increased for both the three and six months ended June 30, 1999 as compared to the same periods in 1998 as a result of an increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily attributable to an increase in rental income as a result of increases in occupancy and average annual rental rates at both investment properties as well as a decrease in rental concessions offered at Woods of Inverness.

Total expenses decreased primarily due to reductions in operating expenses, partially offset by increases in general and administrative, depreciation and property tax expenses. Operating expenses decreased due to reductions in maintenance and insurance expense. Maintenance expense decreased primarily due to the completion of a landscaping project and tennis court repairs at Woods of Inverness, and the completion of exterior building improvements and parking lot repairs at Ralston Place during the six months ended June 30, 1998. Insurance expense decreased due to a refund of prior premiums paid at Woods of Inverness upon cancellation of the policy and reduced premiums at both properties due to a change in insurance carriers.

The increase in general and administrative expenses is primarily due to increased legal costs as a result of the settlement of a legal proceeding in the first quarter of 1999. The increase in depreciation expense is a result of the amounts spent on capital expenditures during the third and fourth quarters of 1998 and first and second quarters of 1999. Property taxes increased resulting from an increase in the assessment value of Woods of Inverness.

Included in general and administrative expense at both June 30, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $661,000 as compared to approximately $597,000 at June 30, 1998. Cash and cash equivalents increased approximately $295,000 for the period ended June 30, 1999, from the Registrant's fiscal year end. The increase in cash and cash equivalents as compared to year end is due to approximately $407,000 of cash provided by operating activities, being only partially offset by approximately $72,000 of cash used by investing activities and approximately $40,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements and was partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

Woods of Inverness: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Woods of Inverness requires approximately $246,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $205,000 for 1999 at this property which include certain of the required improvements and consist of air conditioning and electrical upgrades, flooring replacements, swimming pool, parking lot and fencing repairs. As of June 30, 1999, the Partnership has spent approximately $70,000 on capital improvements at Woods of Inverness, consisting primarily of fencing and flooring replacements, landscaping, and swimming pool and parking lot repairs. These improvements were funded from cash flow and replacement reserves.

Ralston Place: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Ralston Place requires approximately $337,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $341,000 for 1999 at this property which include certain of the required improvements and consist of roof replacement project, structural repairs, appliance replacement and landscaping. As of June 30, 1999, the Partnership has spent approximately $50,000 on capital improvements at Ralston Place, consisting primarily of flooring and appliance replacements. These improvements were funded from cash flow and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,307,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

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

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 37,586.25 (41.77% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $54 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,381.00 units.
As a result, AIMCO and its affiliates currently own 50,799.68 units of limited partnership interest in the Partnership representing 39.08% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:  None filed during the quarter ended June 30, 1999.

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


                                 CENTURY PROPERTIES FUND XVI

                                 By:    Fox Capital Management Corporation,
                                        Managing General Partner


                                 By:    /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President


                                 By:    /s/Carla R. Stoner
                                        Carla R. Stoner
                                        Senior Vice President
                                        Finance and Administration

                               Date:    August 6, 1999