Form 10QSB
period 1999-09-30
CENTURY PROPERTIES FUND XVI
filed 1999-11-12
CIK 351931

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

               For the quarterly period ended September 30, 1999


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the transition period from _________to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)

                          CENTURY PROPERTIES FUND XVI
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                            $    697
Receivables and deposits                                                  349
Other assets                                                              219
Restricted escrows                                                         71
Investment properties:
Land                                                     $   1,409
Buildings and related personal property                     14,408
                                                            15,817
   Less accumulated depreciation                            (8,188)     7,629
                                                                     $  8,965
Liabilities and Partners' (Deficit) Capital
Liabilities
Accounts payable                                                     $     33
Accrued property taxes                                                    190
Tenant security deposit liabilities                                        50
Other liabilities                                                         136
Mortgage notes payable                                                  7,286
Partners' (Deficit) Capital:
General partners                                         $ (3,817)
Limited partners (130,000 units issued and
outstanding)                                                5,087       1,270
                                                                      $ 8,965

          See Accompanying Notes to Consolidated Financial Statements


b)

                          CENTURY PROPERTIES FUND XVI

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                                 1999       1998      1999      1998
Revenues:
Rental income                  $   748    $   714    $ 2,220   $ 2,135
Other income                        28         33         82        94
Total revenues                     776        747      2,302     2,229

Expenses:
Operating                          287        335        845       999
General and administrative          54         39        174       138
Depreciation                       129        127        384       369
Interest                           152        153        457       460
Property taxes                      64         59        193       160
Total expenses                     686        713      2,053     2,126

Net income                     $    90    $    34    $   249   $   103

Net income allocated
to general partners (6.9%)      $    6    $     2    $    17   $     7
Net income allocated
to limited partners (93.1%)         84         32        232        96
                               $    90    $    34    $   249   $   103
Net income per limited
   partnership unit            $  0.64    $  0.25    $  1.78   $  0.74

          See Accompanying Notes to Consolidated Financial Statements


c)

                          CENTURY PROPERTIES FUND XVI
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited
                               Partnership   General     Limited
                                  Units     Partners     Partners      Total

Original capital contributions   130,000    $     --     $65,000      $65,000

Partners' (deficit) capital
at December 31, 1998             130,000    $ (3,834)    $ 4,855      $ 1,021

Net income for the nine months
ended September 30, 1999              --          17         232          249

Partners' (deficit) capital
at September 30, 1999            130,000    $ (3,817)    $ 5,087      $ 1,270


          See Accompanying Notes to Consolidated Financial Statements


d)
                          CENTURY PROPERTIES FUND XVI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                         1999        1998
Cash flows from operating activities:
Net income                                             $    249    $    103
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                384         369
Amortization of loan costs                                   24          24
   Change in accounts:
Receivables and deposits                                     21          (5)
Other assets                                                (10)        (11)
Accounts payable                                            (23)        (29)
Accrued property taxes                                      (55)        (62)
Tenant security deposit liabilities                          (1)          5
Other liabilities                                            27           9

Net cash provided by operating activities                   616         403

Cash flows from investing activities:
Property improvements and replacements                     (253)       (489)
Net withdrawals from restricted escrows                      29          48
Net cash used in investing activities                      (224)       (441)

Cash flows used in financing activities:
Payments on mortgage notes payable                          (61)        (56)

Net increase (decrease) in cash and cash equivalents        331         (94)

Cash and cash equivalents at beginning of period            366         459

Cash and cash equivalents at end of period             $    697    $    365

Supplemental disclosure of cash flow information:
Cash paid for interest                                 $    433    $    436


          See Accompanying Notes to Consolidated Financial Statements


e)
                          CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were paid during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $114      $111
Reimbursement for services of affiliates (included in
 investment properties and general and administrative
 and operating expenses)                                         76       100

During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $114,000 and $111,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $76,000 and $100,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses for both of the nine month periods ended September 30, 1999 and 1998, is approximately $2,000 and $21,000, respectively, in reimbursements for construction oversight costs.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 37,586.25 units of limited partnership interest in the Partnership (approximately 28.91% of the total outstanding units) for a purchase price of $54 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,381.00 units. As a result, AIMCO and its affiliates currently own 52,055.68 units of limited partnership interest in the Partnership representing approximately 40.04% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note E - Legal Proceedings").

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties, consisting of two apartment complexes, one of which is located in Tampa, Florida and the other in Houston, Texas. The Partnership rents apartment units to people for terms that are typically twelve months or less.

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

Segment information for the nine month periods ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential     Other     Totals

Rental income                          $ 2,220       $  --     $ 2,220
Other income                                74           8          82
Interest expense                           457          --         457
Depreciation                               384          --         384
General and administrative expense          --         174         174
Segment profit (loss)                      415        (166)        249
Total assets                             8,690         275       8,965
Capital expenditures                       253          --         253

                1998                 Residential     Other     Totals

Rental income                          $ 2,135      $    --    $ 2,135
Other income                                80           14         94
Interest expense                           460           --        460
Depreciation                               369           --        369
General and administrative expense          --          138        138
Segment profit (loss)                      227         (124)       103
Total assets                             8,451          306      8,757
Capital expenditures                       489          --         489


NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Ralston Place                               96%        95%
  (formerly The Landings Apartments)
Tampa, Florida
Woods of Inverness Apartments               98%        97%
  Houston, Texas

Results of Operations

The Registrant's net income for the nine months ended September 30, 1999 was approximately $249,000 as compared to approximately $103,000 for the corresponding period in 1998. The Registrant's net income for the three months ended September 30, 1999 was approximately $90,000 as compared to net income of approximately $34,000 for the three months ended September 30, 1998. Net income increased for both the three and nine months ended September 30, 1999 as a result of an increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily attributable to an increase in rental income as a result of increases in occupancy and average annual rental rates at both investment properties as well as a decrease in rental concessions offered at Woods of Inverness Apartments.

Total expenses decreased primarily due to reductions in operating expenses, which were partially offset by increases in general and administrative, depreciation and property tax expenses. Interest expense remained relatively constant for the comparable periods. Operating expenses decreased due to reductions in maintenance and insurance expense. Maintenance expense decreased primarily due to the completion of a landscaping project and exterior building and tennis court repairs at Woods of Inverness Apartments, and the completion of exterior building improvements and parking lot repairs at Ralston Place during the nine months ended September 30, 1998. Insurance expense decreased due to a refund of prior premiums paid at Woods of Inverness Apartments upon cancellation of the prior policy and reduced premiums at both properties due to a change in insurance carriers late in 1998.

The increase in general and administrative expenses is primarily due to increased legal costs as a result of the settlement of a legal proceeding in the first quarter of 1999. The increase in depreciation expense is the result of the amounts spent on capital improvements and replacements during the fourth quarter of 1998 and the nine months ended September 30, 1999. Property taxes increased resulting from an increase in the assessment value of Woods of Inverness Apartments.

Included in general and administrative expense for both of the nine month periods ended September 30, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $697,000 as compared to approximately $365,000 at September 30, 1998. Cash and cash equivalents increased approximately $331,000 for the period ended September 30, 1999 from the Registrant's fiscal year end. The increase in
cash and cash equivalents   is due to approximately $616,000 of cash provided by
operating activities, partially offset by approximately $224,000 of cash used in investing activities and approximately $61,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements and replacements and was partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's properties are detailed below.

Woods of Inverness: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Woods of Inverness Apartments requires approximately $246,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $205,000 for 1999 at this property which include certain of the required improvements and consist of air conditioning and electrical upgrades, flooring replacements, and swimming pool, parking lot and fencing improvements. As of September 30, 1999, the Partnership has spent approximately $83,000 on capital improvements at Woods of Inverness Apartments, consisting primarily of fencing and flooring replacements, structural improvements, roof replacement, landscaping, and swimming pool and parking lot improvements. These improvements were funded from cash flow and replacement reserves.

Ralston Place: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that Ralston Place requires approximately $337,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $341,000 for 1999 at this property which include certain of the required improvements and consist of a roof replacement project, structural improvements, appliance replacements and landscaping. As of September 30, 1999, the Partnership has spent approximately $170,000 on capital improvements at Ralston Place, consisting primarily of roofing replacement, recreational facility enhancements, grounds lighting, structural improvements, and flooring and appliance replacements. These improvements were funded from cash flow and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,286,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner, commenced a tender offer to purchase up to 37,586.25 units of limited partnership interest in the Partnership (approximately 28.91% of the total outstanding units) for a purchase price of $54 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 3,381.00 units. As a result, AIMCO and its affiliates currently own 52,055.68 units of limited partnership interest in the Partnership representing approximately 40.04% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item I - Financial Statements, Note E - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the
partnerships and in part from the Settlement Fund.   The Managing General
Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CENTURY PROPERTIES FUND XVI

                                 By:     FOX CAPITAL MANAGEMENT CORPORATION
                                         Managing General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 11, 1999