Form 10KSB
period 1999-12-31
CENTURY PROPERTIES FUND XVI
filed 2000-03-08
CIK 351931

March 8, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Century Properties XVI
      Form 10-KSB
      File No. 0-10435

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

 ------------------------------------------------------------------------------

                    FORM 10-KSB -- ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       For the fiscal year ended December 31, 1999

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602

                    (Address of principal executive offices)

                    Issuer's telephone number (864) 239-1000

              Securities registered under Section 12(b) of the Exchange Act:

                                      None

              Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $3,061,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------

                                     PART I

Item 1.  Description of Business

Century Properties Fund XVI (the "Partnership" or the "Registrant") was organized in December 1980, as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Registrant. NPI Equity Investments II Inc., a Florida Corporation ("NPI Equity"), is the managing partner of FRI. Both FCMC and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control"). The partnership agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

Beginning in August 1981 through April 1982, the Registrant offered and sold 130,000 Limited Partnership Units for an aggregate of $65,000,000. The net proceeds of this offering were used to acquire ten income-producing real estate properties. The Registrant's original property portfolio was geographically diversified with properties acquired in six states. The Registrant's acquisition activities were completed in 1983, and since then, the principal activity of the Registrant has been managing its portfolio. During the period from 1986 through 1991, eight multi-family residential properties were either sold or otherwise disposed. The Registrant continues to own and operate two of its originally acquired properties. See "Item 2. Description of Properties."

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The non-managing general partner and the limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day property management services to the Partnership's investment properties.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for apartments at the Registrant's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States such units represent an insignificant percentage of total apartment units in the United States and, competition for apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner and NPI Equity. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties:

The following table sets forth the Registrant's investment in properties:


                               Date of
Property                       Purchase      Type of Ownership             Use

Ralston Place (formerly         06/82     Fee ownership subject        Apartments
The Landings Apartments)                  to first mortgage (1)         200 units
  Tampa, Florida

Woods of Inverness              07/82     Fee ownership subject        Apartments
 Apartments                               to first mortgage (1)         272 units
  Houston, Texas


(1) Property is held by a Limited Partnership which is wholly-owned by the Registrant.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                               Gross
                              Carrying   Accumulated                         Federal
Property                       Value    Depreciation     Rate     Method    Tax Basis
--------                       -----    ------------     ----     ------    ---------
                                  (in thousands)                         (in thousands)

Ralston Place (formerly      $ 6,315     $ 3,302       5-30 yrs     (1)     $  1,272
 The Landings Apartments)
Woods of Inverness             9,739       5,040       5-30 yrs     (1)     $  1,998
                              ------      ------                              ------
 Apartments                  $16,054     $ 8,342                            $  3,270
                              ======      ======                              ======


(1)   Straight - line

See  "Item  7.  Financial   Statements,   Note  A"  for  a  description  of  the
Partnership's depreciation policy and " Item 7. Financial Statements, Note J Change in Accounting Principle".

Schedule of Property Indebtedness:
---------------------------------

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                              Principal                                      Principal
                              Balance At                                      Balance
                             December 31,  Interest    Period    Maturity      Due At
         Property                1999        Rate    Amortized     Date      Maturity
         --------                ----        ----    ---------     ----      --------
                            (in thousands)                                (in thousands)

Ralston Place (formerly
 The Landings Apartments)    $ 2,213         7.88%    30 years    1/2006     $ 2,016
Woods of Inverness
 Apartments                    5,052         7.88%    30 years    1/2006       4,602
                              ------                                          ------
                             $ 7,265                                         $ 6,618
                              ======                                          ======


Each mortgage note payable is non-recourse and secured by a pledge of the applicable Partnership property and the rental revenues derived therefrom.

See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details as to the terms of the loans.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for each property:

                                        Average Annual           Average Annual
                                         Rental Rates               Occupancy
                                         ------------               ---------
                                          (per unit)
 Property                            1999         1998         1999        1998
 --------                            ----         ----         ----        ----

 Ralston Place (formerly           $ 5,606       $ 5,374        96%         95%
   The Landings Apartments)
 Woods of Inverness Apartments       7,227         7,098        96%         97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                           1999            1999
                                         Billing           Rate
                                      (in thousands)

Ralston Place (formerly The
 Landings Apartments)                      $ 75            2.50%
Woods of Inverness Apartments               169            2.75%

Capital Improvements:

Ralston Place (formerly The Landings Apartments): The Partnership completed approximately $286,000 in capital expenditures at Ralston Place as of December 31, 1999, consisting primarily of flooring, appliances, recreation facility additions, structural improvements, parking lot enhancements, landscaping and a roofing project. These improvements were funded from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Woods of Inverness Apartments: The Partnership completed approximately $204,000 in capital expenditures at The Woods of Inverness Apartments as of December 31, 1999, consisting primarily of flooring, structural improvements, plumbing, fencing, electrical improvements, and landscaping. These improvements were funded from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $81,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

During the quarter ended December 31, 1999, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for the Partnership's Common Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 130,000 Units outstanding held by 4,021 Limited Partners of record. Affiliates of the Managing General Partner own 66,851.01 Units or 51.42% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999:

                                                   Distributions

                                                              Per Limited
                                             Aggregate       Partnership Unit

1/1/98 - 12/31/98                               --                  --

1/1/99 - 12/31/99                         $225,000  (1)          $1.61

(1) Distribution was made from cash from operations. See "Item 7. Financial Statements, Note H" for more information.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and /or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 66,851.01 units of limited partnership units in the Partnership representing 51.42% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for year ended December 31, 1999 was approximately $256,000 as compared to approximately $127,000 for the year ended December 31, 1998. (See "Item 7. Financial Statements, Note D" for a reconciliation of these amounts to the Registrant's federal taxable income (loss)). The increase in net income was due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is primarily attributable to an increase in rental income as a result of an increase in average annual rental rates at both investment properties, a decrease in rental concessions offered at Woods of Inverness Apartments and an increase in occupancy at Ralston Place, which more than offset a slight decrease in occupancy at Woods of Inverness Apartments. Other income remained relatively consistent.

Total expenses decreased primarily due to a reduction in operating expenses, which was partially offset by increases in general and administrative, depreciation and property tax expenses. Interest expense remained relatively constant for the comparable periods. Operating expenses decreased due to reductions in maintenance, insurance and advertising expenses. Maintenance expense decreased primarily due to the completion of exterior building and tennis court repairs and various projects performed to enhance the appearance of Woods of Inverness Apartments, and the completion of exterior building improvements and parking lot resurfacing at Ralston Place during the year ended December 31, 1998. Insurance expense decreased due to a refund of prior premiums paid at Woods of Inverness Apartments upon cancellation of the prior policy and reduced premiums at both properties due to a change in insurance carriers late in 1998. Advertising expense decreased at the Woods of Inverness due to a decrease in referral fees paid.

The increase in general and administrative expenses is primarily due to increased legal costs related to the Nuanes matter and costs associated with other legal matters which were closed during 1999 as disclosed in prior quarters. The increase in depreciation expense is the result of the amounts spent on capital improvements and replacements during 1999 and 1998. Property taxes increased resulting from an increase in the assessment value of Woods of Inverness Apartments.

Included in general and administrative expense at both December 31, 1999 and 1998 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by $33,000 ($.24 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distributions or fees payable to the Managing General Partner or affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Registrant had cash and cash equivalents of approximately $468,000 as compared to approximately $366,000 at December 31, 1998. Cash and cash equivalents increased approximately $102,000 for the year ended December 31, 1999. The increase in cash and cash equivalents is due to approximately $828,000 of cash provided by operating activities, partially offset by approximately $419,000 of cash used in investing activities and approximately $307,000 of cash used in financing activities. Cash used in investing activities consisted primarily of capital improvements and replacements and, to a lesser extent, net deposits to restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $300 per unit or $141,600. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,265,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

A cash distribution from operations of approximately $225,000 was paid during the year ended December 31, 1999, of which approximately $209,000 was paid to limited partners ($1.61 per limited partnership unit). No cash distributions were made during the year ended December 31, 1998. Future distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit distributions to its partners in 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 66,851.01 units of limited partnership units in the Partnership representing 51.42% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

     Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors

The Partners
Century Properties Fund XVI

We have audited the accompanying consolidated balance sheet of Century Properties Fund XVI as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 21, 2000

                           CENTURY PROPERTIES FUND XVI

                           CONSOLIDATED BALANCE SHEET

                         (in thousands, except unit data)

                               December 31, 1999

Assets

   Cash and cash equivalents                                              $    468
   Receivables and deposits                                                    324
   Restricted escrows                                                          110
   Other assets                                                                231
   Investment properties (Notes C and F):
      Land                                                    $ 1,409
      Buildings and related personal property                   14,645
                                                               -------
                                                                16,054

      Less accumulated depreciation                             (8,342)      7,712
                                                               -------      ------
                                                                           $ 8,845

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                       $    114
   Accrued property taxes                                                      180
   Tenant security deposit liabilities                                          42
   Other liabilities                                                           192
   Mortgage notes payable (Notes C and F)                                    7,265

Partners' (Deficit) Capital

   General partners                                           $ (3,832)
   Limited partners (130,000 units
      issued and outstanding)                                    4,884       1,052
                                                                ------       -----
                                                                            $8,845


          See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             (in thousands, except unit data)

                                                       Years Ended December 31,
                                                          1999         1998
                                                          ----         ----
Revenues:
   Rental income                                         $2,944      $2,855
   Other income                                             117         121
                                                          -----       -----
      Total revenues                                      3,061       2,976
                                                          -----       -----

Expenses:
   Operating                                              1,150       1,319
   General and administrative                               255         186
   Depreciation                                             538         501
   Interest                                                 607         612
   Property tax                                             255         231
                                                          -----       -----

      Total expenses                                      2,805       2,849
                                                          -----       -----

Net income                                               $  256      $  127
                                                          =====       =====

Net income allocated to general partners (6.9%)          $   18      $    9

Net income allocated to limited partners (93.1%)            238         118
                                                          -----       -----

                                                         $  256      $  127
                                                          =====       =====

Net income per limited partnership unit                  $ 1.83      $ 0.91
                                                          =====       =====

Distributions per limited partnership unit               $ 1.61      $   --
                                                         =====       =====

          See Accompanying Notes to Consolidated Financial Statements

                               CENTURY PROPERTIES FUND XVI
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                             (in thousands, except unit data)



                                    Limited
                                  Partnership    General     Limited
                                     Units      Partners    Partners      Total

Original capital
    contributions                  130,000     $    --       $65,000   $ 65,000
                                   =======      ======        ======    =======

Partners' (deficit) capital
   at December 31, 1997            130,000     $(3,843)      $ 4,737   $    894

Net income for the year
   ended December 31, 1998              --           9           118        127
                                   -------      ------        ------    -------

Partners' (deficit) capital at
   December 31, 1998               130,000     $(3,834)      $ 4,855   $  1,021

Distributions to partners               --         (16)         (209)      (225)

Net income for the year
   ended December 31, 1999              --          18           238         256
                                   -------      ------        ------     -------

Partners' (deficit) capital

   at December 31, 1999            130,000     $(3,832)      $ 4,884   $  1,052
                                   =======      ======        ======    =======

          See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (in thousands)

                                                              Year Ended December 31,
                                                                  1999        1998


Cash flows from operating activities:

  Net income                                                     $ 256        $ 127
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                    538          501
   Amortization of loan costs                                       32           30
   Change in accounts:
      Receivables and deposits                                      46          (63)
      Other assets                                                 (30)           5
      Accounts payable                                             (23)         (32)
      Accrued property taxes                                       (65)           8
      Tenant security deposit liabilities                           (9)           1
      Other liabilities                                             83           13
                                                                 -----       ------

      Net cash provided by operating activities                    828          590
                                                                ------       ------

Cash flows from investing activities:

  Property improvements and replacements                          (409)        (617)
  Net (deposits to) withdrawals from restricted escrows            (10)           9
                                                                ------       ------

       Net cash used in investing activities                      (419)        (608)
                                                                ------       ------

Cash flows from financing activities:

  Distributions to partners                                       (225)         --
  Payments on mortgage notes payable                               (82)         (75)
                                                                ------       ------

       Net cash used in financing activities                      (307)         (75)
                                                                ------       ------

Net increase (decrease) in cash and cash equivalents               102          (93)

Cash and cash equivalents at beginning of year                     366          459
                                                                ------        -----

Cash and cash equivalents at end of year                        $  468        $ 366
                                                                  ====         ====

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $ 576        $ 581
                                                                  ====         ====

Supplemental disclosure of non-cash activity:
 Property improvements and replacements included in
    accounts payable                                              $ 81        $ --
                                                                   ===         ===


          See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XVI (the "Partnership" or "Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 1999, the Partnership operates two residential apartment complexes located in Texas and Florida. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. (See "Note B
- Transfer of Control".) The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date. The directors and officers of the Managing General Partner also serve as executive offers of AIMCO.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation to Partners: Net income and losses (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated 5% to the general partners with the remainder allocated 2% to the general partners and 98% to the limited partners.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Available Lines of Credit: An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property. Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (Note J).

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

Loan  Costs:  Loan  costs  of  $319,000  are  included  in other  assets  in the
accompanying   consolidated   balance  sheet  and  are  being   amortized  on  a
straight-line basis over the life of the loans. At December 31, 1999, accumulated amortization is $126,000. Amortization of loan costs is included in interest expense.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Fair Value: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $47,000 and $60,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expenses.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note G" for disclosure.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                       Principal    Monthly                                    Principal
                       Balance At   Payment                                     Balance
                      December 31, Including Interest    Period    Maturity     Due At
       Property           1999      Interest   Rate    Amortized     Date      Maturity
       --------           ----      --------   ----    ---------     ----      --------
                          (in thousands)                                     (in thousands)


 Ralston Place
  (formerly The          $ 2,213    $    17    7.88%    30 years    1/2006       $ 2,016
    Landings
 Apartments)
 Woods of Inverness
  Apartments               5,052         38    7.88%    30 years    1/2006         4,602
                          ------     ------                                       ------
                         $ 7,265    $    55                                      $ 6,618
                          ======     ======                                       ======

The mortgage notes payable are nonrecourse and are secured by pledge of the respective apartment properties and by pledge of revenues from the respective apartment properties. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                             2000             $    88
                             2001                  95
                             2002                 103
                             2003                 111
                             2004                 120
                          Thereafter            6,748
                                                -----
                                              $ 7,265

Note D - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income and Federal taxable income:

                                                     1999          1998
                                                     ----          ----
                                             (in thousands, except unit data)

Net income as reported                              $ 256        $ 127
Add (deduct):
  Depreciation differences                            368          370
  Miscellaneous                                       (56)         155
                                                     ----         ----

Federal taxable income                              $ 568        $ 652
                                                     ====         ====

Federal taxable income per limited
  partnership unit                                  $4.07        $4.67
                                                     ====         ====

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 1999

Net assets as reported                          $1,052
Land and buildings                                926
Accumulated depreciation                       (5,368)
Syndication and distribution costs              8,258
Other                                             108
                                                -----
Net assets - Federal tax basis                 $4,976
                                                =====

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid to the Managing General Partner and affiliates in 1999 and in 1998:

                                                            1999       1998
                                                            ----       ----
                                                             (in thousands)

Property management fees (included in operating
      expense)                                             $153        $149

Reimbursement for services of affiliates (included
   in investment property and general and
   administrative and operating expenses)                   101         133

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $153,000 and $149,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $101,000 and $133,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 66,851.01 units of limited partnership units in the Partnership representing 51.42% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Investment Properties and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   --------------
                                                   (in thousands)

                                                                             Costs
                                                          Buildings       Capitalized
                                                         and Related       (Removed)
                                                           Personal      Subsequent to
         Description           Encumbrances     Land       Property       Acquisition
         -----------           ------------     ----       --------       -----------
                              (in thousands)                             (in thousands)

Ralston Place (formerly
  The Landings Apartments)       $ 2,213      $  504       $ 4,702        $ 1,109
Woods of Inverness                 5,052       1,292        10,305         (1,858)
                                  ------       -----        ------         ------

Total                            $ 7,265      $1,796       $15,007        $  (749)
                                  ======       =====        ======         ======

                              Gross Amount At Which
                                     Carried
                              At December 31, 1999
                                 (in thousands)


                                     Buildings
                                    And Related
                                      Personal             Accumulated     Date    Depreciable
        Description           Land    Property    Total   Depreciation   Acquired   Life-Years
        -----------           ----    --------    -----   ------------   --------   ----------
                                                          (in thousands)

Ralston Place (formerly
 The Landings Apartments)    $  504  $ 5,811     $ 6,315     $3,302       06/82     5-30 years
Woods of Inverness              905    8,834       9,739      5,040       07/82     5-30 years
                              -----   ------      ------     ------

Total                        $1,409  $14,645     $16,054     $8,342
                              =====   ======      ======      =====

Reconciliation of Investment Properties and Accumulated Depreciation:

                                                Years Ended December 31,
                                                  1999            1998
                                                  ----            ----
                                                     (in thousands)

Balance at beginning of year                   $15,564          $14,947
    Property improvements                          490              617
                                                ------           ------

Balance at end of year                         $16,054          $15,564
                                                ======           ======

Accumulated Depreciation

Balance at beginning of year                   $ 7,804          $ 7,303
    Additions charged to expense                   538              501
                                                ------           ------

Balance at end of year                         $ 8,342          $ 7,804
                                                ======           ======

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1999 and 1998, is approximately $16,980,000 and $16,489,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $13,710,000 and $13,542,000, respectively.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties, consisting of two apartment complexes, one of which is located in Tampa, Florida and the other in Houston, Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consist of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999                                   Residential    Other       Totals
----                                   -----------    -----       ------

Rental income                            $ 2,944       $ --      $ 2,944
Other income                                 106          11         117
Interest expense                             607          --         607
Depreciation                                 538          --         538
General and administrative expense            --         255         255
Segment profit (loss)                        500        (244)        256
Total assets                               8,822          23       8,845
Capital expenditures                         490          --         490

                1998                  Residential     Other       Totals
                ----                  -----------     -----       ------

Rental income                           $ 2,855       $ --       $ 2,855
Other income                                105           16         121
Interest expense                            612           --         612
Depreciation                                501           --         501
General and administrative expense           --          186         186
Segment profit (loss)                       297         (170)        127
Total assets                              8,562          267       8,829
Capital expenditures                        617           --         617

Note H - Distributions

A cash distribution from operations of approximately $225,000 was paid during the year ended December 31, 1999, of which approximately $209,000 was paid to limited partners ($1.61 per limited partnership unit). No cash distributions were made during the year ended December 31, 1998.

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by $33,000 ($.24 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distributions or fees payable to the Managing General Partner or affiliates.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

         None.

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

The names and ages of, as well as the positions and offices held by, the present executive officers and director of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director
Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

     Name of                                                   Percentage
Beneficial Owner                          Number of Units       of Class

Insignia Properties, LP
  (an affiliate of AIMCO)                    47,488.68           36.53%
AIMCO Properties, LP
  (an affiliate of AIMCO)                    19,362.33           14.89%

Insignia Properties LP, is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any units.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid to the Managing General Partner and affiliates in 1999 and in 1998:

                                                            1999       1998
                                                            ----       ----
                                                             (in thousands)

Property management fees                                   $153        $149

Reimbursement for services of affiliates                    101         133

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $153,000 and $149,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $101,000 and $133,000 for the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 66,851.01 units of limited partnership units in the Partnership representing 51.42% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle is filed as an exhibit to this report.

               Exhibit 27, Financial Data Schedule is filed as an exhibit to this report.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 1999.

               None.

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

                           CENTURY PROPERTIES FUND XVI

                                     By:     Fox Capital Management Corporation
                                             Managing General Partner

                                     By: /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                     By: /s/Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye               Date:
------------------
Patrick J. Foye
Executive Vice President
and Director

/s/Martha L. Long                Date:
-----------------
Martha L. Long
Senior Vice President and
Controller

                           CENTURY PROPERTIES FUND XVI

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

      2.1 Agreement and Plan of Merger, dated as of October 1, 1999, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report or Form 8-K, file No. 1-4179, dated October 1, 1999. (Page 1)

      2.5         Master Indemnity  Agreement  incorporated by reference to
                  Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995. (Page 2)

      3.4 Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Registrant dated August 17, 1981 and thereafter supplemented June 25, 1979 and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg.

                  No. 2-71473). (Page 3)

      10.1 Form of First Mortgage Note dated as of December 29, 1995 from the Registrant to Secore Financial Corporation ("Secore") relating to the refinancing of the Landings and Woods of Inverness incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report of Form 10-KSB for the year ended December 31, 1995.

                  (Page 4)

      10.2 Form of First Mortgage Note dated as of December 29, 1995 from the Registrant to Secore relating to the refinancing of the Landings and Woods of Inverness incorporated by reference to
                  Exhibit 10.2 to the Registrant's Annual Report of Form 10-KSB for the year ended December 31, 1995. (Page 4)

      18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

      27          Financial Data Schedule.

                                                                      Exhibit 18

February 7, 2000

Mr. Patrick J. Foye
Executive Vice President

Fox Capital Management Corporation

Managing General Partner for Century Properties Fund XVI
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Consolidated Financial Statements of Century Properties Fund XVI included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                           /s/ Ernst & Young LLP