Form 10QSB
period 2000-03-31
CENTURY PROPERTIES FUND XVI
filed 2000-05-04
CIK 351931

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XVI

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                 $  325
   Receivables and deposits                                                     187
   Restricted escrows                                                           148
   Other assets                                                                 230
   Investment properties:
      Land                                                   $ 1,409
      Buildings and related personal property                  14,814
                                                               16,223
      Less accumulated depreciation                            (8,491)        7,732
                                                                            $ 8,622

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                         $    27
   Accrued property taxes                                                        63
   Tenant security deposit liabilities                                           42
   Other liabilities                                                            134
   Mortgage notes payable                                                     7,243

Partners' (Deficit) Capital

   General partners                                          $ (3,828)
   Limited partners (130,000 units issued and
      outstanding)                                              4,941         1,113
                                                                            $ 8,622

            See Accompanying Notes to Consolidated Financial Statements



b)

                           CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                                                          Three Months Ended
                                                               March 31,
                                                            2000       1999
Revenues:
   Rental income                                          $   733     $  737
   Other income                                                33         26
      Total revenues                                          766        763

Expenses:
   Operating                                                  307        296
   General and administrative                                  47         52
   Depreciation                                               149        130
   Interest                                                   150        153
   Property taxes                                              52         64
      Total expenses                                          705        695

Net income                                                  $ 61       $  68

Net income allocated

   to general partners (6.9%)                               $ 4        $   5
Net income allocated

   to limited partners (93.1%)                                 57         63
                                                            $ 61      $   68
Net income per limited
   partnership unit                                        $ .44      $  .48

            See Accompanying Notes to Consolidated Financial Statements


c)

                            CENTURY PROPERTIES FUND XVI
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units      Partners     Partners      Total

Original capital contributions       130,000     $     --     $65,000      $65,000

Partners' (deficit) capital
   at December 31, 1999              130,000     $ (3,832)    $ 4,884      $ 1,052

Net income for the three months
   ended March 31, 2000                   --            4          57           61

Partners' (deficit) capital
   at March 31, 2000                 130,000     $ (3,828)    $ 4,941      $ 1,113

            See Accompanying Notes to Consolidated Financial Statements

d)
                           CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $     61    $     68
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                      149         130
   Amortization of loan costs                                          8           8
   Change in accounts:
      Receivables and deposits                                       137         104
      Other assets                                                    (7)          4
      Accounts payable                                               (87)        (24)
      Accrued property taxes                                        (117)       (107)
      Other liabilities                                              (58)          6

       Net cash provided by operating activities                      86         189

Cash flows from investing activities:

  Property improvements and replacements                            (169)        (56)
  Net (deposits to) withdrawals from restricted escrows              (38)         62

       Net cash (used in) provided by investing activities          (207)          6

Cash flows used in financing activities:

  Payments on mortgage notes payable                                 (22)        (20)

Net (decrease) increase in cash and cash equivalents                (143)        175

Cash and cash equivalents at beginning of period                     468         366

Cash and cash equivalents at end of period                      $    325    $    541

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $    143    $    145

            See Accompanying Notes to Consolidated Financial Statements


e)
                           CENTURY PROPERTIES FUND XVI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were paid during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 38      $ 38

 Reimbursement for services of affiliates (included in
   investment properties, general and administrative
  and operating expenses)                                           27        26

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $38,000 for both the three months ended March 31, 2000 and 1999.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $27,000 and $26,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 67,122.01 limited partnership units in the Partnership representing 51.632% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 51.632% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                  Residential     Other     Totals

Rental income                             $ 733        $ --       $ 733
Other income                                  32           1          33
Interest expense                             150          --         150
Depreciation                                 149          --         149
General and administrative expense            --          47          47
Segment profit (loss)                        107         (46)         61
Total assets                               8,610          12       8,622
Capital expenditures for investment
  properties                                 169          --         169

                     1999                   Residential     Other     Totals

     Rental income                              $ 737        $  --      $ 737
     Other income                                  23            3         26
     Interest expense                             153           --        153
     Depreciation                                 130           --        130
     General and administrative expense            --           52         52
     Segment profit (loss)                        117          (49)        68
     Total assets                               8,373          379      8,752
     Capital expenditures for investment
       properties                                  56          --          56

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Ralston Place                                 96%        97%
        (formerly The Landings Apartments)
         Tampa, Florida

      Woods of Inverness Apartments                 92%        98%
        Houston, Texas

The Managing General Partner attributes the decrease in occupancy at Woods of Inverness Apartments to an increase in tenants purchasing homes and employee transfers out of the Houston market.

Results of Operations

The Registrant's net income for the three months ended March 31, 2000 was approximately $61,000 as compared to approximately $68,000 for the corresponding period in 1999. Net income decreased slightly for the three months ended March 31, 2000 as compared to the same period in 1999 as a result of an increase in total expenses which more than offset an increase in total revenues. The increase in total expenses is primarily attributable to an increase in operating and depreciation expenses which were partially offset by reductions in property taxes and general and administrative expenses. Operating expense increased due to an increase in advertising expense at both investment properties. The increase in depreciation expense is primarily attributable to the increase in depreciable assets put into service in the last twelve months. Property taxes decreased at the Woods of Inverness Apartments resulting from the timing of the receipt of tax bills for 1999 which affected the accruals recorded at March 31, 2000 and 1999. The decrease in general and administrative expenses is primarily due to decreased legal costs as a result of the settlement of a legal proceeding in the first quarter of 1999.

Included in general and administrative expense for both of the three month periods ended March 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues remained relatively constant for the comparable three month periods as a $4,000 decrease in rental revenue was more than offset by a $7,000 increase in other income.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $325,000 as compared to approximately $541,000 at March 31, 1999. Cash and cash equivalents decreased approximately $143,000 for the period ended March 31, 2000 from the Registrant's fiscal year end. The decrease in cash and cash equivalents is due to approximately $207,000 of cash used in investing activities and approximately $22,000 of cash used in financing activities, partially offset by $86,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

Woods of Inverness: For 2000 the Partnership has budgeted approximately $210,000 for capital improvements at Woods of Inverness consisting primarily of appliance and flooring replacements, parking lot and structural improvements. As of March 31, 2000 the property has spent approximately $123,000 in capital expenditures consisting primarily of appliances, floor covering replacements, air conditioning replacements, major landscaping, parking lot resurfacing, and structural improvements. These improvements were funded primarily from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ralston Place: For 2000 the Partnership has budgeted approximately $283,000 for capital improvements at Ralston Place consisting primarily of appliances, plumbing, air conditioning and flooring replacements, fencing, major landscaping, recreational facility, pool and structural improvements. As of March 31, 2000 the property has spent approximately $46,000 in capital expenditures consisting primarily of plumbing fixture replacements, appliances, and floor covering replacements. These improvements were funded primarily from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,243,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership did not make any distributions to its partners during three months ended March 31, 2000 and 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during the remainder of 2000 or subsequent periods.

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

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.


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

                                Date:    May 5, 2000