Form 10QSB
period 2000-06-30
CENTURY PROPERTIES FUND XVI
filed 2000-08-07
CIK 351931

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

                 For the quarterly period ended June 30, 2000


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

Yes X  No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XVI

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                       (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                       $   165
   Receivables and deposits                                            229
   Restricted escrows                                                  121
   Other assets                                                        219
   Investment properties:
      Land                                             $ 1,409
      Buildings and related personal property            15,020
                                                         16,429
      Less accumulated depreciation                      (8,646)     7,783
                                                                   $ 8,517

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                $    88
   Accrued property taxes                                              130
   Tenant security deposit liabilities                                  41
   Other liabilities                                                   126
   Mortgage notes payable                                            7,222

Partners' (Deficit) Capital

   General partners                                    $ (3,842)
   Limited partners (130,000 units issued and
      outstanding)                                       4,752         910
                                                                   $ 8,517

         See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                       (in thousands, except unit data)

                                      Three Months Ended         Six Months Ended
                                            June 30,                  June 30,
                                       2000          1999         2000         1999
 Revenues:
   Rental income                   $   753       $   735      $  1,486     $  1,472
   Other income                         46            28            79           54
      Total revenues                   799           763         1,565        1,526
Expenses:
   Operating                           304           262           611          558
   General and administrative           50            68            97          120
   Depreciation                        155           125           304          255
   Interest                            151           152           301          305
   Property tax                          66           65           118          129
      Total expenses                   726           672         1,431        1,367
      Net income                   $    73       $    91      $    134     $    159
Net income allocated to
  general partners (6.9%)          $     5       $     6      $      9     $     11
Net income allocated to
   limited partners (93.1%)             68            85           125          148
                                   $    73       $    91      $    134     $    159
Net income per limited
  partnership unit                 $   .52       $   .65      $    .96     $   1.14
Distributions per limited
  partnership unit                 $  1.98       $    --      $   1.98     $     --

         See Accompanying Notes to Consolidated Financial Statements



c)

                         CENTURY PROPERTIES FUND XVI
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                       (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units      Partners     Partners      Total

Original capital contributions       130,000     $     --     $65,000      $65,000

Partners' (deficit) capital
   at December 31, 1999              130,000     $ (3,832)    $ 4,884      $ 1,052

Distributions to partners                             (19)        (257)       (276)

Net income for the six months
   ended June 30, 2000                    --            9         125          134

Partners' (deficit) capital
   at June 30, 2000                  130,000     $ (3,842)    $ 4,752      $   910


         See Accompanying Notes to Consolidated Financial Statements


d)
                           CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)


                                                                 Six Months Ended
                                                                      June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $    134    $    159
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                      304         255
   Amortization of loan costs                                         16          16
   Change in accounts:
      Receivables and deposits                                        95         106
      Other assets                                                    (4)          2
      Accounts payable                                               (26)        (24)
      Accrued property taxes                                         (50)       (119)
      Tenant security deposit liabilities                             (1)         --
      Other liabilities                                              (66)         12

       Net cash provided by operating activities                     402         407

Cash flows from investing activities:

  Property improvements and replacements                            (375)       (120)
  Net (deposits to) withdrawals from restricted escrows              (11)         48

       Net cash used in investing activities                        (386)        (72)

Cash flows from financing activities:

  Distributions to partners                                         (276)         --
  Payments on mortgage notes payable                                 (43)        (40)

       Net cash used in financing activities                        (319)        (40)

Net (decrease) increase in cash and cash equivalents                (303)        295

Cash and cash equivalents at beginning of period                     468         366

Cash and cash equivalents at end of period                      $    165    $    661

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $    285    $    289

         See Accompanying Notes to Consolidated Financial Statements


e)
                           CENTURY PROPERTIES FUND XVI

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were paid during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 78      $ 76

 Reimbursement for services of affiliates (included in
   investment properties, general and administrative
   and operating expenses)                                          59        49

During the six months ended June 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $78,000 and $76,000 for the six months ended June 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $59,000 and $49,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 71,628.02 limited partnership units in the Partnership representing approximately 55.10% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of approximately 55.10% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 47,326.68 units, Insignia Properties, L.P., an affiliate of the Managing General Partner, is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on Insignia Properties, L.P.'s ability to influence voting decisions with respect to the Partnership.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended June 30, 2000    Residential     Other     Totals

Rental income                            $   753      $   --       $ 753
Other income                                  46          --          46
Interest expense                             151          --         151
Depreciation                                 155          --         155
General and administrative expense            --          50          50
Segment profit (loss)                        123         (50)         73

    Six Months Ended June 30, 2000     Residential     Other     Totals

Rental income                            $ 1,486     $    --     $ 1,486
Other income                                  78           1          79
Interest expense                             301          --         301
Depreciation                                 304          --         304
General and administrative expense            --          97          97
Segment profit (loss)                        230         (96)        134
Total assets                               8,507          10       8,517
Capital expenditures for investment
  properties                                 375          --         375

   Three Months Ended June 30, 1999    Residential     Other      Totals

Rental income                             $ 735       $   --       $ 735
Other income                                  25           3          28
Interest expense                             152          --         152
Depreciation                                 125          --         125
General and administrative expense            --          68          68
Segment profit (loss)                        156         (65)         91

    Six Months Ended June 30, 1999     Residential     Other      Totals

Rental income                            $ 1,472      $   --     $ 1,472
Other income                                  48           6          54
Interest expense                             305          --         305
Depreciation                                 255          --         255
General and administrative expense            --         120         120
Segment profit (loss)                        273        (114)        159
Total assets                               8,496         321       8,817
Capital expenditures                         120          --         120

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Ralston Place                                 96%        96%
        (formerly The Landings Apartments)
         Tampa, Florida

      Woods of Inverness Apartments                 94%        98%
        Houston, Texas

The Managing General Partner attributes the decrease in occupancy at Woods of Inverness Apartments to an increase in tenants purchasing homes and employee transfers out of the Houston market.

Results of Operations

The  Registrant's  net  income  for the six  months  ended  June  30,  2000  was approximately $134,000 as compared to approximately $159,000 for the corresponding period in 1999. The Registrant's net income for the three months ended June 30, 2000 was approximately $73,000 as compared to net income of approximately $91,000 for the three months ended June 30, 1999. Net income decreased slightly for both the three and six months ended June 30, 2000 as compared to the same periods in 1999 as a result of an increase in total expenses which more than offset an increase in total revenues. The increase in total expenses is primarily attributable to an increase in operating and depreciation expenses which were partially offset by reductions in property tax and general and administrative expenses. Operating expense increased due to an increase in advertising expense at both investment properties. The increase in depreciation expense is primarily attributable to the increase in depreciable assets put into service in the last twelve months. Property tax expense decreased at the Woods of Inverness Apartments resulting from the timing of the receipt of tax bills for 1999 which affected the accruals recorded at June 30, 2000 and 1999. The decrease in general and administrative expenses is primarily due to decreased legal costs as a result of the settlement of a legal proceeding in the first quarter of 1999.

Included in general and administrative expense for both of the six month periods ended June 30, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased for both the three and six months ended June 30, 2000, as compared to the same periods in 1999. The increase in total revenues was the result of increased rental and other income at both properties. Rental income increased due to an increase in average rental rates at both properties offset by a slight decrease in occupancy at Woods of Inverness Apartments. Other income increased at Ralston Place as a result of the receipt of incentive income from the water company for installing water saving devices.

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

Liquidity and Capital Resources

At June 30, 2000, the Registrant had cash and cash equivalents of approximately $165,000 as compared to approximately $661,000 at June 30, 1999. Cash and cash equivalents decreased approximately $303,000 for the period ended June 30, 2000 from the Registrant's fiscal year end. The decrease in cash and cash equivalents is due to approximately $386,000 of cash used in investing activities and approximately $319,000 of cash used in financing activities, partially offset by approximately $402,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and replacements and, to a lesser extent, net deposits to restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

Woods of Inverness: For 2000 the Partnership has budgeted approximately $210,000 for capital improvements at Woods of Inverness consisting primarily of appliance and flooring replacements, parking lot and structural improvements. As of June 30, 2000 the property has spent approximately $216,000 in capital expenditures consisting primarily of appliances, floor covering replacements, air conditioning replacements, major landscaping, parking lot resurfacing, and structural improvements. These improvements were funded primarily from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ralston Place: For 2000 the Partnership has budgeted approximately $283,000 for capital improvements at Ralston Place consisting primarily of appliances, plumbing, air conditioning and flooring replacements, fencing, major landscaping, recreational facility, pool and structural improvements. As of June 30, 2000 the property has spent approximately $159,000 in capital expenditures consisting primarily of plumbing fixture replacements, appliances, structural improvements, and floor covering replacements. These improvements were funded primarily from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,222,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $276,000 were paid during the six months ended June 30, 2000, of which approximately $257,000 was paid to limited partners ($1.98 per limited partnership unit). No cash distributions were made during the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                 Date:   August , 2000