Form 10QSB
period 2000-09-30
CENTURY PROPERTIES FUND XVI
filed 2000-11-13
CIK 351931

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XVI

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                 $  327
   Receivables and deposits                                                     302
   Restricted escrows                                                            16
   Other assets                                                                 215
   Investment properties:
      Land                                                   $ 1,409
      Buildings and related personal property                  15,149
                                                               16,558
      Less accumulated depreciation                            (8,807)        7,751
                                                                            $ 8,611

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $ 97
   Accrued property taxes                                                       204
   Tenant security deposit liabilities                                           41
   Other liabilities                                                            125
   Due to affiliates                                                             38
   Mortgage notes payable                                                     7,200

Partners' (Deficit) Capital

   General partners                                          $ (3,842)
   Limited partners (130,000 units issued and
      outstanding)                                              4,748           906
                                                                            $ 8,611

            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                      Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                      2000          1999         2000         1999
Revenues:
   Rental income                   $   743       $   748      $  2,229     $  2,220
   Other income                         52            28           131           82
      Total revenues                   795           776         2,360        2,302
Expenses:
   Operating                           326           287           937          845
   General and administrative           87            54           184          174
   Depreciation                        161           129           465          384
   Interest                            150           152           451          457
   Property tax                          75           64           193          193
      Total expenses                   799           686         2,230        2,053

      Net (loss) income            $    (4)      $    90      $    130     $    249

Net income allocated to
  general partners (6.9%)          $    --       $     6      $      9     $     17

Net (loss) income allocated to
   limited partners (93.1%)              (4)          84           121          232

                                   $    (4)      $    90      $    130     $    249

Net (loss) income per limited
  partnership unit                  $  (.03)     $   .64      $    .93     $   1.78
Distributions per limited

  partnership unit                  $    --      $    --      $   1.98     $     --

            See Accompanying Notes to Consolidated Financial Statements


c)

                            CENTURY PROPERTIES FUND XVI
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units      Partners     Partners      Total

Original capital contributions       130,000     $     --     $65,000      $65,000

Partners' (deficit) capital

   at December 31, 1999              130,000     $ (3,832)    $ 4,884      $ 1,052

Distributions to partners                             (19)        (257)       (276)

Net income for the nine months
   ended September 30, 2000               --            9         121          130

Partners' (deficit) capital

   at September 30, 2000             130,000     $ (3,842)    $ 4,748      $   906

            See Accompanying Notes to Consolidated Financial Statements


d)
                           CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                    $    130    $    249
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                      465         384
   Amortization of loan costs                                         24          24
   Change in accounts:
      Receivables and deposits                                        22          21
      Other assets                                                    (8)        (10)
      Accounts payable                                               (17)        (23)
      Accrued property taxes                                          24         (55)
      Tenant security deposit liabilities                             (1)         (1)
      Other liabilities                                              (67)         27
      Due to affiliates                                               38          --

       Net cash provided by operating activities                     610         616

Cash flows from investing activities:

  Property improvements and replacements                            (504)       (253)
  Net withdrawals from restricted escrows                             94          29

       Net cash used in investing activities                        (410)       (224)

Cash flows from financing activities:

  Distributions to partners                                         (276)         --
  Payments on mortgage notes payable                                 (65)        (61)

       Net cash used in financing activities                        (341)        (61)

Net (decrease) increase in cash and cash equivalents                (141)        331

Cash and cash equivalents at beginning of period                     468         366

Cash and cash equivalents at end of period                      $    327    $    697

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $    428    $    433

            See Accompanying Notes to Consolidated Financial Statements


e)
                           CENTURY PROPERTIES FUND XVI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were paid or accrued during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $117      $114

 Reimbursement for services of affiliates (included in
   investment properties, general and administrative
  and operating expenses)                                          125        76
 Due to affiliates                                                  38        --

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $117,000 and $114,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $125,000 and $76,000 for the nine months ended September 30, 2000 and 1999, respectively. Of this amount approximately $38,000 was accrued and is included in "Due to affiliates" at September 30, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 73,140.69 limited partnership units in the Partnership representing approximately 56.27% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 56.27% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, with respect to 47,326.68 units, owned by an affiliate of the Managing General Partner, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership.

Note D - Distributions

Cash distributions from operations of approximately $276,000 were paid during the nine months ended September 30, 2000, of which approximately $257,000 was paid to limited partners ($1.98 per limited partnership unit). No cash distributions were made during the nine months ended September 30, 1999. Subsequent to September 30, 2000, the Partnership declared and paid a cash distribution from operations of approximately $83,000, of which approximately $77,000 was paid to limited partners ($0.59 per limited partnership unit).

Note E - Segment Reporting

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

 Three Months Ended September 30, 2000   Residential     Other      Totals

Rental income                                $ 743        $ --        $ 743
Other income                                    52          --           52
Interest expense                               150          --          150
Depreciation                                   161          --          161
General and administrative expense              --          87           87
Segment profit (loss)                           83         (87)          (4)

  Nine months Ended September 30, 2000   Residential     Other      Totals

Rental income                              $ 2,229       $ --      $ 2,229
Other income                                   130           1         131
Interest expense                               451          --         451
Depreciation                                   465          --         465
General and administrative expense              --         184         184
Segment profit (loss)                          313        (183)        130
Total assets                                 8,487         124       8,611
Capital expenditures for investment
  properties                                   504          --         504

 Three Months Ended September 30, 1999    Residential     Other     Totals

Rental income                                 $ 748        $  --      $ 748
Other income                                     26            2         28
Interest expense                                152           --        152
Depreciation                                    129           --        129
General and administrative expense               --           54         54
Segment profit (loss)                           142          (52)        90

  Nine Months Ended September 30, 1999    Residential     Other     Totals

Rental income                               $ 2,220       $   --    $ 2,220
Other income                                     74            8         82
Interest expense                                457           --        457
Depreciation                                    384           --        384
General and administrative expense               --          174        174
Segment profit (loss)                           415         (166)       249
Total assets                                  8,690          275      8,965
Capital expenditures for investment
  properties                                    253           --        253

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Ralston Place                                 96%        96%
        (formerly The Landings Apartments)
         Tampa, Florida

      Woods of Inverness Apartments                 93%        98%
        Houston, Texas

The Managing General Partner attributes the decrease in occupancy at Woods of Inverness Apartments to increased competition in the Houston market.

Results of Operations

The Registrant's net income for the nine months ended September 30, 2000 was approximately $130,000 as compared to approximately $249,000 for the nine months ended September 30, 1999. The Registrant's net loss for the three months ended September 30, 2000 was approximately $4,000 as compared to net income of approximately $90,000 for the three months ended September 30, 1999. The decrease in net income for the three and nine months ended September 30, 2000 as compared to the corresponding periods in 1999 is attributable to an increase in total expenses offset by a slight increase in total revenues. The increase in total expenses is primarily attributable to an increase in operating, depreciation and general and administrative expenses. Operating expenses increased due to an increase in advertising expense at both investment properties and increased sewer expense and salaries at Woods of Inverness Apartments. The increased depreciation expense is primarily due to the increase in depreciable assets put into service in the last twelve months at both investment properties.

The increase in general and administrative expense was attributable to an increase in the cost of services included in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement partially offset by decreased legal costs as a result of the settlement of legal proceedings in the first quarter of 1999. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased for both the three and nine months ended September 30, 2000, as compared to the same periods in 1999. The increase in total revenues was the result of an increase in other income at both properties. Other income increased at Ralston Place as a result of the receipt of incentive income from the water company for installing water saving devices and at Woods of Inverness Apartments due to increases in tenant reimbursements and late charges. In addition, rental income increased for the nine months ended September 30, 2000 as compared to the same period in 1999. Rental income increased due to an increase in average rental rates at both properties offset by the decrease in occupancy at Woods of Inverness Apartments as noted above.

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

Liquidity and Capital Resources

At September 30, 2000, the Registrant had cash and cash equivalents of approximately $327,000 as compared to approximately $697,000 at September 30, 1999. Cash and cash equivalents decreased approximately $141,000 for the period ended September 30, 2000 from the Registrant's fiscal year end. The decrease in cash and cash equivalents is due to approximately $410,000 of cash used in investing activities and approximately $341,000 of cash used in financing activities, partially offset by approximately $610,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and replacements which was partially offset by withdrawals from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

Woods of Inverness: For 2000 the Partnership has budgeted approximately $210,000 for capital improvements at Woods of Inverness consisting primarily of appliance and flooring replacements, parking lot and structural improvements. As of September 30, 2000 the property has spent approximately $304,000 in budgeted and nonbudgeted capital expenditures consisting primarily of appliances, floor covering replacements, air conditioning replacements, major landscaping, parking lot resurfacing, and structural improvements. These improvements were funded from replacement reserves and cash flow from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Ralston Place: For 2000 the Partnership has budgeted approximately $283,000 for capital improvements at Ralston Place consisting primarily of appliances, plumbing, air conditioning and flooring replacements, fencing, major landscaping, recreational facility, pool and structural improvements. As of September 30, 2000 the property has spent approximately $200,000 in budgeted capital expenditures consisting primarily of plumbing fixture replacements, appliances, structural improvements, and floor covering replacements. These improvements were funded from replacement reserves and cash flow from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,200,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $276,000 were paid during the nine months ended September 30, 2000, of which approximately $257,000 was paid to limited partners ($1.98 per limited partnership unit). No cash distributions were made during the nine months ended September 30, 1999. Subsequent to September 30, 2000, the Partnership declared and paid a cash distribution from operations of approximately $83,000, of which approximately $77,000 was paid to limited partners ($0.59 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibit 27,  Financial  Data  Schedule, is filed as an exhibit to this report.


            b) Reports on Form 8-K:

               None filed during the quarter ended September 30, 2000.

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

                                 Date:   November 13, 2000