Form 10KSB
period 2000-12-31
CENTURY PROPERTIES FUND XVI
filed 2001-03-26
CIK 351931

FORM 10-KSB -- ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $3,142,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business

Century Properties Fund XVI (the "Partnership" or the "Registrant") was organized in December 1980 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI or "Non-Managing General Partner"), a California general partnership, are the general partners of the Registrant. NPI Equity Investments II Inc., a Florida corporation ("NPI Equity"), is the managing partner of FRI. Both FCMC and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO") (see "Transfer of Control"). The partnership agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

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

Item 2.  Description of Properties:

The following table sets forth the Registrant's investment in properties:

                               Date of
Property                       Purchase      Type of Ownership          Use

Ralston Place                   06/82     Fee ownership subject      Apartments
  Tampa, Florida                          to first mortgage (1)       200 units

Woods of Inverness              07/82     Fee ownership subject      Apartments
 Apartments                               to first mortgage (2)       272 units
  Houston, Texas

(1) Property is held by a limited partnership in which the Partnership owns a 99% interest. The remaining 1% interest is owned by AIMCO Properties, LP which is ultimately controlled by AIMCO.

(2) Property is held by a Limited Partnership which is wholly-owned by the Registrant.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                               Gross
                              Carrying   Accumulated                         Federal
Property                       Value    Depreciation     Rate     Method    Tax Basis
                                  (in thousands)                          (in thousands)

Ralston Place                $ 6,646     $ 3,553       5-30 yrs     S/L     $  1,489
Woods of Inverness            10,103       5,418       5-30 yrs     S/L        2,204
 Apartments                  $16,749     $ 8,971                            $  3,693

See "Item 7. Financial Statements - Note A" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                              Principal                                      Principal
                              Balance At                                      Balance
                             December 31,  Interest    Period    Maturity      Due At
         Property                2000        Rate    Amortized     Date       Maturity
                           (in thousands)                                 (in thousands)

Ralston Place                $ 2,186         7.88%    30 years    1/2006     $ 2,016
Woods of Inverness
 Apartments                    4,991         7.88%    30 years    1/2006       4,602
                             $ 7,177                                         $ 6,618

Each mortgage note payable is non-recourse and secured by a pledge of the applicable Partnership property and the rental revenues derived therefrom.

See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details as to the terms of the loans.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2000 and 1999 for each property:

                                        Average Annual           Average Annual
                                         Rental Rates               Occupancy
                                          (per unit)
 Property                            2000         1999         2000        1999

 Ralston Place                     $ 5,912       $ 5,606        95%         96%
 Woods of Inverness Apartments       7,464         7,227        94%         96%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were:

                                           2000            2000
                                         Billing           Rate
                                      (in thousands)

Ralston Place                              $ 87            2.44%
Woods of Inverness Apartments               171            2.78%

Capital Improvements:

Ralston Place: The Partnership completed approximately $331,000 in capital expenditures at Ralston Place during the year ended December 31, 2000, consisting primarily of flooring, appliance and plumbing replacements, structural improvements, pool upgrades and major landscaping. These improvements were funded from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $55,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The Woods of Inverness Apartments: The Partnership completed approximately $364,000 in capital expenditures at The Woods of Inverness Apartments during the year ended December 31, 2000, consisting primarily of flooring, appliance, air conditioning and plumbing fixture replacements, parking lot resurfacing, structural improvements, and major landscaping. These improvements were funded from cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $74,800. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001, and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for the Partnership's Common Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 130,000 Units outstanding held by 3,852 Limited Partners of record. Affiliates of the Managing General Partner own 75,071.69 Units or approximately 57.75% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999 and subsequent to December 31, 2000.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99             $225,000 (1)          $ 1.61
       01/01/00 - 12/31/00              358,000 (1)            2.56
      Subsequent to 12/31/00             40,000 (1)            0.28

(1) Distributions were made from operations. See "Item 7. Financial Statements, Note G" for more information.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and /or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures,  to  permit  further  distributions  to its  partners  in  2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 75,071.69 limited partnership units in the Partnership representing approximately 57.75% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $46.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 702 units resulting in its total ownership being increased to 75,773.69 units or approximately 58.29% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 58.29% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 47,326.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership.

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

Results of Operations

The Registrant's net income for year ended December 31, 2000 was approximately $142,000 as compared to approximately $256,000 for the year ended December 31, 1999. (See "Note D" of the financial statements for a reconciliation of these amounts to the Registrant's Federal taxable income). The decrease in net income was due to an increase in total expenses slightly offset by an increase in total revenues. The increase in total revenues is attributable to an increase in rental income as a result of an increase in average annual rental rates at both investment properties offset by a slight decrease in occupancy at both properties. In addition, other income increased at both of the investment properties. At Ralston Place, other income increased as a result of the receipt of incentive income from the water company for installing water saving devices and interest income and at Woods of Inverness due to increases in tenant reimbursements, late charges and interest income.

The increase in total expenses is primarily attributable to an increase in operating and depreciation expenses, slightly offset by a decrease in general and administrative expenses. Operating expense increased due to an increase in advertising expense at both investment properties and increased sewer and payroll expense at Woods of Inverness Apartments. The increased depreciation expense is primarily due to the increase in depreciable assets put into service in the last twelve months.

The decrease in general and administrative expenses is primarily due to decreased legal costs as a result of the settlement of a legal proceeding during 1999 which was slightly offset by an increase in management reimbursements due to an increase in the cost of services provided by the Managing General Partner. Included in general and administrative expense for the year ended December 31, 2000 and 1999 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2000, the Registrant had cash and cash equivalents of approximately $262,000 as compared to approximately $468,000 at December 31, 1999, a decrease of approximately $206,000. The decrease in cash and cash equivalents is due to approximately $628,000 of cash used in investing activities and approximately $446,000 of cash used in financing activities, partially offset by approximately $868,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and replacements slightly offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $275 per unit or $129,800. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,177,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $358,000 were paid during the year ended December 31, 2000, of which approximately $333,000 was paid to limited partners ($2.56 per limited partnership unit). A cash distribution from operations of approximately $225,000 was paid during the year ended December 31, 1999, of which approximately $209,000 was paid to limited partners ($1.61 per limited partnership unit). Subsequent to the year ended December 31, 2000 a distribution from operations was declared and paid of approximately $40,000, of which approximately $37,000 was paid to limited partners ($.28 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 75,071.69 limited partnership units in the Partnership representing approximately 57.75% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $46.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 702 units resulting in its total ownership being increased to 75,773.69 units or approximately 58.29% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 58.29% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 47,326.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership.

Item 7.  Financial Statements

CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young, LLP Independent Auditors

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XVI


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVI as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                           CENTURY PROPERTIES FUND XVI
                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                              $    262
   Receivables and deposits                                                    245
   Restricted escrows                                                           55
   Other assets                                                                193
   Investment properties (Notes C and F):
      Land                                                    $ 1,409
      Buildings and related personal property                   15,340
                                                                16,749
      Less accumulated depreciation                             (8,971)      7,778
                                                                           $ 8,533

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                       $    177
   Accrued property taxes                                                      172
   Tenant security deposit liabilities                                          41
   Other liabilities                                                           130
   Mortgage notes payable (Notes C and F)                                    7,177

Partners' (Deficit) Capital
   General partners                                           $ (3,847)
   Limited partners (130,000 units
      issued and outstanding)                                    4,683         836
                                                                            $8,533

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)




                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                              $2,975      $2,944
   Other income                                                  167         117
      Total revenues                                           3,142       3,061

Expenses:
   Operating                                                   1,281       1,150
   General and administrative                                    244         255
   Depreciation                                                  629         538
   Interest                                                      601         607
   Property tax                                                  245         255

      Total expenses                                           3,000       2,805

Net income                                                    $  142      $  256

Net income allocated to general partners (6.9%)               $   10      $   18

Net income allocated to limited partners (93.1%)                 132         238

                                                              $  142      $  256

Net income per limited partnership unit                       $ 1.02      $ 1.83

Distributions per limited partnership unit                    $ 2.56      $ 1.61

           See Accompanying Notes to Consolidated Financial Statements

                            CENTURY PROPERTIES FUND XVI
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)


                                   Limited
                                  Partnership    General    Limited
                                     Units      Partners    Partners      Total

Original capital contributions     130,000     $    --       $65,000   $ 65,000

Partners' (deficit) capital
   at December 31, 1998            130,000     $(3,834)      $ 4,855   $  1,021


Distributions to partners               --         (16)         (209)      (225)
Net income for the year
   ended December 31, 1999              --          18           238        256

Partners' (deficit) capital at
   December 31, 1999               130,000      (3,832)        4,884      1,052

Distributions to partners               --         (25)         (333)      (358)

Net income for the year
   ended December 31, 2000              --          10           132        142

Partners' (deficit) capital
   at December 31, 2000            130,000     $(3,847)      $ 4,683   $    836

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                              Year Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $  142        $ 256
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     629          538
   Amortization of loan costs                                        32           32
   Change in accounts:
      Receivables and deposits                                       79           46
      Other assets                                                    6          (30)
      Accounts payable                                               51          (23)
      Accrued property taxes                                         (8)         (65)
      Tenant security deposit liabilities                            (1)          (9)
      Other liabilities                                             (62)          83

      Net cash provided by operating activities                     868          828

Cash flows from investing activities:
  Property improvements and replacements                           (683)        (409)
  Net withdrawals (deposits to) from restricted escrows              55          (10)

       Net cash used in investing activities                       (628)        (419)

Cash flows from financing activities:
  Distributions to partners                                        (358)        (225)
  Payments on mortgage notes payable                                (88)         (82)

       Net cash used in financing activities                       (446)        (307)

Net (decrease) increase in cash and cash equivalents               (206)         102

Cash and cash equivalents at beginning of year                      468          366

Cash and cash equivalents at end of year                         $  262        $ 468

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  616        $ 576

Supplemental disclosure of non-cash activity:
 Property improvements and replacements included in
    accounts payable                                             $   93        $  81

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XVI (the "Partnership" or "Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 2000, the Partnership operates two residential apartment complexes, one each located in Texas and Florida. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. (See "Note B - Transfer of Control".) The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO.

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

Allocation to Partners: Net income and losses (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated 5% to the general partners with the remaining 95% allocated 2% to the general partners and 98% to the limited partners.

Distributions of available cash, except as discussed below, are allocated 5% to the general partners with the remaining 95% allocated 2% to the general partners and 98% to the limited partners.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $209,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan  Costs:  Loan  costs  of  $319,000  are  included  in other  assets  in the
accompanying   consolidated   balance  sheet  and  are  being   amortized  on  a
straight-line basis over the life of the loans. At December 31, 2000, accumulated amortization is $158,000. Amortization of loan costs is included in interest expense.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

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

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $78,000 and $47,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expenses.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

Note C - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                       Principal    Monthly                                    Principal
                       Balance At   Payment                                     Balance
                      December 31, Including Interest    Period    Maturity     Due At
       Property           2000      Interest   Rate    Amortized     Date      Maturity
                          (in thousands)                                     (in thousands)

 Ralston Place           $ 2,186    $    17    7.88%    30 years    1/2006       $ 2,016
 Woods of Inverness
  Apartments               4,991         38    7.88%    30 years    1/2006         4,602
                         $ 7,177    $    55                                      $ 6,618

The mortgage notes payable are nonrecourse and are secured by a pledge of the respective apartment properties and by a pledge of revenues from the respective apartment properties. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                             2001             $    95
                             2002                 103
                             2003                 111
                             2004                 120
                             2005                 130
                          Thereafter            6,618
                                              $ 7,177

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

Differences between the net income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income and Federal taxable income:

                                                     2000          1999
                                             (in thousands, except unit data)

Net income as reported                              $ 142          $ 256
Add (deduct):
  Unearned revenue                                     31             --
  Depreciation differences                            359            368
  Miscellaneous                                        (4)           (56)

Federal taxable income                              $ 528          $ 568

Federal taxable income per limited
  partnership unit                                  $3.76          $4.07

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 2000
Net assets as reported                         $  836
Land and buildings                                925
Accumulated depreciation                       (5,010)
Syndication and distribution costs              8,258
Other                                             134
Net assets - Federal tax basis                 $5,143

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid to the Managing General Partner and affiliates in 2000 and 1999:

                                                           2000        1999
                                                             (in thousands)

Property management fees (included in operating
   expense)                                                $157        $153

Reimbursement for services of affiliates (included
   in investment property and general and
   administrative and operating expenses)                   188         101

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $157,000 and $153,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $188,000 and $101,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 75,071.69 limited partnership units in the Partnership representing approximately 57.75% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $46.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 702 units resulting in its total ownership being increased to 75,773.69 units or approximately 58.29% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 58.29% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 47,326.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership.

Note F - Investment Properties and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)
                                                                             Costs
                                                          Buildings       Capitalized
                                                         and Related       (Removed)
                                                           Personal      Subsequent to
         Description           Encumbrances     Land       Property       Acquisition
                              (in thousands)                             (in thousands)

Ralston Place                    $ 2,186      $  504       $ 4,702        $ 1,440
Woods of Inverness                 4,991       1,292        10,305         (1,494)

Total                            $ 7,177      $1,796       $15,007        $   (54)


                              Gross Amount At Which
                                     Carried
                              At December 31, 2000
                                    (in thousands)

                                    Buildings
                                   And Related
                                      Personal             Accumulated     Date    Depreciable
        Description           Land    Property    Total    Depreciation  Acquired   Life-Years
                                                          (in thousands)

Ralston Place                $  504  $ 6,142     $ 6,646     $3,553        06/82    5-30 years
Woods of Inverness              905    9,198      10,103      5,418        07/82    5-30 years

Total                        $1,409  $15,340     $16,749     $8,971

Reconciliation of Investment Properties and Accumulated Depreciation:

                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)

Balance at beginning of year                   $16,054          $15,564
    Property improvements                          695              490

Balance at end of year                         $16,749          $16,054

Accumulated Depreciation

Balance at beginning of year                   $ 8,342          $ 7,804
    Additions charged to expense                   629              538

Balance at end of year                         $ 8,971          $ 8,342

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2000 and 1999, is approximately $17,674,000 and $16,980,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $13,981,000 and $13,710,000, respectively.

Note G - Distributions

Cash distributions from operations of approximately $358,000 were paid during the year ended December 31, 2000, of which approximately $333,000 was paid to limited partners ($2.56 per limited partnership unit). A cash distribution from operations of approximately $225,000 was paid during the year ended December 31, 1999, of which approximately $209,000 was paid to limited partners ($1.61 per limited partnership unit). Subsequent to the year ended December 31, 2000, a distribution from operations was declared and paid of approximately $40,000 of which approximately $37,000 was paid to limited partners ($.28 per limited partnership unit).

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001, and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.


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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director
Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $30,000 and non-audit services (principally tax-related) of approximately $15,000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

    Name of                                                    Percentage
Beneficial Owner                          Number of Units       of Class

Insignia Properties, LP
  (an affiliate of AIMCO)                    47,488.68           36.53%
AIMCO Properties, LP
  (an affiliate of AIMCO)                    27,383.01           21.06%
Fox Capital Management Corp
  (an affiliate of AIMCO)`                      200.00            0.16%

Insignia   Properties  LP  and  Fox  Capital  Management  Corp.  are  indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any units.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid to the Managing General Partner and affiliates in 2000 and in 1999:

                                                           2000        1999
                                                             (in thousands)

Property management fees                                   $157        $153

Reimbursement for services of affiliates                    188         101

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $157,000 and $153,000 for the years ended December 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $188,000 and $101,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 75,071.69 limited partnership units in the Partnership representing approximately 57.75% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $46.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 702 units resulting in its total ownership being increased to 75,773.69 units or 58.29% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 58.29% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 47,326.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership.

Item 13. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             None.

        (b) Reports on Form 8-K filed during the quarter ended December 31, 2000.

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

                                 Date:   March 26, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye               Date:   March 26, 2001
Patrick J. Foye
Executive Vice President
and Director

/s/Martha L. Long                Date:   March 26, 2001
Martha L. Long
Senior Vice President and
Controller

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