Form 10QSB
period 2001-03-31
CENTURY PROPERTIES FUND XVI
filed 2001-05-11
CIK 351931

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001


Assets
   Cash and cash equivalents                                                 $  188
   Receivables and deposits                                                     103
   Restricted escrows                                                            40
   Other assets                                                                 180
   Investment properties:
      Land                                                   $ 1,409
      Buildings and related personal property                 15,434
                                                              16,843
      Less accumulated depreciation                           (9,141)         7,702
                                                                            $ 8,213
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   50
   Accrued property taxes                                                        74
   Tenant security deposit liabilities                                           45
   Other liabilities                                                            120
   Mortgage notes payable                                                     7,154

Partners' (Deficit) Capital
   General partners                                           $(3,850)
   Limited partners (130,000 units issued and
      outstanding)                                             4,620            770
                                                                            $ 8,213



            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                              2001           2000
Revenues:
   Rental income                                              $  754          $ 733
   Other income                                                   44             33
      Total revenues                                             798            766

Expenses:
   Operating                                                     324            307
   General and administrative                                     76             47
   Depreciation                                                  170            149
   Interest                                                      149            150
   Property taxes                                                 72             52
      Total expenses                                             791            705

Net income                                                     $   7          $  61

Net income allocated to general partners (6.9%)                $  --          $   4
Net income allocated to limited partners (93.1%)                   7             57

                                                               $   7          $  61

Net income per limited partnership unit                        $0.05          $0.44

Distributions per limited partnership unit                     $0.54          $  --


            See Accompanying Notes to Consolidated Financial Statements

c)

                            CENTURY PROPERTIES FUND XVI
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units      Partners     Partners      Total

Original capital contributions       130,000      $    --     $65,000      $65,000

Partners' (deficit) capital
   at December 31, 2000              130,000      $(3,847)    $ 4,683      $   836

Distributions to partners                 --           (3)        (70)         (73)

Net income for the three months
   ended March 31, 2001                   --           --           7            7

Partners' (deficit) capital
   at March 31, 2001                 130,000      $(3,850)    $ 4,620      $   770



            See Accompanying Notes to Consolidated Financial Statements


d)

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 7         $ 61
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   170         149
     Amortization of loan costs                                       8           8
     Change in accounts:
      Receivables and deposits                                      142         137
      Other assets                                                    5          (7)
      Accounts payable                                              (34)        (87)
      Accrued property taxes                                        (98)       (117)
      Tenant security deposit                                         4          --
      Other liabilities                                             (10)        (58)

        Net cash provided by operating activities                   194          86

Cash flows from investing activities:
  Property improvements and replacements                           (187)       (169)
  Net withdrawals from (deposits to) restricted escrows              15         (38)

        Net cash used in investing activities                      (172)       (207)

Cash flows from financing activities:
  Distributions to partners                                         (73)         --
  Payments on mortgage notes payable                                (23)        (22)

        Net cash used in financing activities                       (96)        (22)

Net decrease in cash and cash equivalents                           (74)       (143)

Cash and cash equivalents at beginning of period                    262         468

Cash and cash equivalents at end of period                       $ 188        $ 325

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 94        $ 143

At December 31, 2000, approximately $93,000 of property improvements and replacements were included in accounts payable.



            See Accompanying Notes to Consolidated Financial Statements

e)

                           CENTURY PROPERTIES FUND XVI
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Principles of Consolidation

The Partnership's financial statements include the accounts of the Partnership and its wholly owned subsidiaries.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were paid during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 41      $ 38
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative and
   operating expenses)                                              48        27

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $41,000 and $38,000 during the three months ended March 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $48,000 and $27,000 for the three months ended March 31, 2001 and 2000, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 75,773.69 limited partnership units (the "Units") in the Partnership representing approximately 58.29% of the outstanding units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 58.29% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.
However, with respect to 47,326.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership.

Note C - Distributions

Cash distributions from operations of approximately $73,000 were paid during the three months ended March 31, 2001, of which approximately $70,000 was paid to limited partners ($0.54 per limited partnership unit). The Partnership did not make any distributions to its partners during the three months ended March 31, 2000.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Ralston Place                                 95%        96%
        Tampa, Florida
      Woods of Inverness Apartments                 94%        92%
        Houston, Texas

Results of Operations

The Registrant's net income for the three months ended March 31, 2001 was approximately $7,000 as compared to approximately $61,000 for the corresponding period in 2000. Net income decreased for the three months ended March 31, 2001 as compared to the same period in 2000 as a result of an increase in total expenses which more than offset an increase in total revenues.

Total expenses increased for the three month period ended March 31, 2001 primarily due to an increase in operating, general and administrative, property tax and depreciation expenses. Operating expenses increased due to an increase in maintenance salaries at both investment properties and an increase in utility expenses at the Woods of Inverness Apartments. General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also, included in general and administrative expenses at both March 31, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Property tax expense increased at both properties resulting from the timing of the receipt of tax bills which affected the accruals recorded at March 31, 2001 and 2000.
Depreciation expense increased due to property improvements and replacements completed during the last twelve months which are now being depreciated.

Total revenues increased for the three month period ended March 31, 2001 due to an increase in both rental and other income. Rental income increased primarily due to increased average rental rates at both of the Partnership's properties and increased occupancy rates at the Woods of Inverness Apartments, which more than offset the decrease in occupancy rates at Ralston Place Apartments. Other income increased primarily due to increased utilities reimbursements at both of the Partnership's properties.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $188,000 as compared to approximately $325,000 at March 31, 2000. Cash and cash equivalents decreased approximately $74,000 for the period ended March 31, 2001 from the Partnership's fiscal year end. The decrease in cash and cash equivalents is due to approximately $172,000 of cash used in investing activities and approximately $96,000 of cash used in financing activities, partially offset by $194,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements which was partially offset by withdrawals from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest-bearing accounts.

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

Ralston Place: For 2001, the Partnership has budgeted $55,000 for capital improvements at Ralston Place consisting primarily of appliance, plumbing, air conditioning and flooring replacements, fencing, major landscaping, recreational facility and pool and structural improvements. As of March 31, 2001, the property has spent approximately $27,000 in capital expenditures consisting primarily of plumbing fixture replacements, structural improvements and appliance and floor covering replacements. These improvements were funded primarily from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Woods of Inverness: For 2001, the Partnership has budgeted approximately $75,000 for capital improvements at Woods of Inverness consisting primarily of appliance and flooring replacements and parking lot and structural improvements. As of March 31, 2001 the property has spent approximately $67,000 in capital expenditures consisting primarily of appliance and floor covering replacements, parking lot resurfacing and structural improvements. These improvements were funded primarily from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,154,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $73,000 were paid during the three months ended March 31, 2001, of which approximately $70,000 was paid to limited partners ($0.54 per limited partnership unit). The Partnership did not make any distributions to its partners during the three months ended March 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 75,773.69 limited partnership units (the "Units") in the Partnership representing approximately 58.29% of the outstanding units at March 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 58.29% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner.
However, with respect to 47,326.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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


                                      Date: May 11, 2001