Form 10QSB
period 2001-09-30
CENTURY PROPERTIES FUND XVI
filed 2001-10-29
CIK 351931

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

              For the quarterly period ended September 30, 2001


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
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $  337
   Receivables and deposits                                                     238
   Restricted escrows                                                            39
   Other assets                                                                 199
   Investment properties:
      Land                                                   $ 1,409
      Buildings and related personal property                  15,605
                                                               17,014
      Less accumulated depreciation                            (9,482)        7,532
                                                                            $ 8,345
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                         $    34
   Accrued property taxes                                                       210
   Tenant security deposit liabilities                                           52
   Other liabilities                                                            218
   Mortgage notes payable                                                     7,107

Partners' (Deficit) Capital
   General partners                                          $ (3,856)
   Limited partners (130,000 units issued and
      outstanding)                                              4,580           724
                                                                            $ 8,345



         See Accompanying Notes to Consolidated Financial Statements


b)

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)

                                      Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                      2001          2000         2001         2000
Revenues:
   Rental income                   $   787       $   743      $  2,311     $  2,229
   Other income                         70            52           166          131
      Total revenues                   857           795         2,477        2,360
Expenses:
   Operating                           383           326         1,061          937
   General and administrative           71            87           213          184
   Depreciation                        170           161           511          465
   Interest                            148           150           446          451
   Property tax                          66           75           211          193
      Total expenses                   838           799         2,442        2,230

      Net income (loss)            $    19       $    (4)     $     35     $    130

Net income allocated to
  general partners (6.9%)          $     1       $    --      $      2     $      9
Net income (loss) allocated to
   limited partners (93.1%)              18           (4)           33          121

                                   $     19      $    (4)     $     35     $    130

Net income (loss) per limited
  partnership unit                 $    .14      $  (.03)     $    .25     $    .93
Distributions per limited
  partnership unit                 $     --      $    --      $   1.05     $   1.98

         See Accompanying Notes to Consolidated Financial Statements


c)

                         CENTURY PROPERTIES FUND XVI
       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                       (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units      Partners     Partners      Total

Original capital contributions       130,000     $     --     $65,000      $65,000

Partners' (deficit) capital
   at December 31, 2000              130,000     $ (3,847)    $ 4,683      $   836

Distributions to partners                 --          (11)       (136)        (147)

Net income for the nine months
   ended September 30, 2001               --            2          33           35

Partners' (deficit) capital
   at September 30, 2001             130,000     $ (3,856)    $ 4,580      $   724

         See Accompanying Notes to Consolidated Financial Statements

d)
                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $     35     $    130
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                    511          465
     Amortization of loan costs                                       24           24
     Change in accounts:
       Receivables and deposits                                        7           22
       Other assets                                                  (30)          (8)
       Accounts payable                                              (50)         (17)
       Accrued property taxes                                         38           24
       Tenant security deposit liabilities                            11           (1)
       Other liabilities                                              88          (67)
       Due to affiliates                                              --           38

       Net cash provided by operating activities                     634          610

Cash flows from investing activities:
  Property improvements and replacements                            (358)        (504)
  Net withdrawals from restricted escrows                             16           94

       Net cash used in investing activities                        (342)        (410)

Cash flows from financing activities:
  Distributions to partners                                         (147)        (276)
  Payments on mortgage notes payable                                 (70)         (65)

       Net cash used in financing activities                        (217)        (341)

Net increase (decrease) in cash and cash equivalents                  75         (141)

Cash and cash equivalents at beginning of period                     262          468

Cash and cash equivalents at end of period                      $    337     $    327

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    375     $    428

At December 31, 2000, approximately $93,000 of property improvements and replacements were included in accounts payable.

         See Accompanying Notes to Consolidated Financial Statements

e)
                           CENTURY PROPERTIES FUND XVI
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions with affiliates of the Managing General Partner were paid during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $125      $117
 Reimbursement for services of affiliates (included in
   investment properties and general and administrative and
   operating expenses)                                             125       125

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $125,000 and $117,000 during the nine months ended September 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $125,000 for both the nine month periods ended September 30, 2001 and 2000.

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

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 76,659.69 limited partnership units (the "Units") in the Partnership representing 58.97% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.97% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, 47,326.68 Units held by Insignia Properties, LP, an affiliate of the Managing General Partner, are required to be voted: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' ability to influence voting decisions with respect to the Partnership.

Note C - Distributions

Cash distributions from operations of approximately $147,000 were paid during the nine months ended September 30, 2001, of which approximately $136,000 was paid to limited partners ($1.05 per limited partnership unit). Cash distributions from operations of approximately $276,000 were paid during the nine months ended September 30, 2000, of which approximately $257,000 was paid to limited partners ($1.98 per limited partnership unit).

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Ralston Place Apartments                      96%        96%
         Tampa, Florida
      Woods of Inverness Apartments                 95%        93%
        Houston, Texas

Results of Operations

The Registrant's net income for the nine months ended September 30, 2001 was approximately $35,000 compared to approximately $130,000 for the corresponding period in 2000. The Registrant's net income for the three months ended September 30, 2001 was approximately $19,000 compared to a net loss of approximately $4,000 for the three months ended September 30, 2000. The increase in net income for the three months ended September 30, 2001 is due to an increase in total revenues partially offset by an increase in total expenses. The decrease in net income for the nine months ended September 30, 2001 is a result of an increase in total expenses which more than offset an increase in total revenues.

Total expenses increased for both the three and nine months ended September 30, 2001 primarily due to an increase in operating and depreciation expenses and additionally for the nine months ended September 30, 2001, an increase in general and administrative and property tax expenses. Operating expenses increased due to an increase in maintenance salaries and related benefits and utility expenses at Woods of Inverness Apartments and an increase in insurance expense at Ralston Place Apartments. Depreciation expense increased due to property improvements and replacements completed during the last twelve months which are now being depreciated. Property tax expense increased for the nine months ended September 30, 2001 at both properties resulting from the timing of the receipt of property tax bills, which affected the accruals recorded at September 30, 2001.

General and administrative expenses increased for the nine months ended September 30, 2001 due to an increase in administration fees. Included in general and administrative expense for the three and nine months ended September 30, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased for both the three and nine months ended September 30, 2001, as compared to the same periods in 2000. The increase in total revenues was the result of increased rental income at both properties and an increase in other income at Woods of Inverness Apartments. Rental income increased due to higher average rental rates and an increase in occupancy at Woods of Inverness. Other income increased due to increased utilities and tenant reimbursements at Woods of Inverness.

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

Liquidity and Capital Resources

At September 30, 2001, the Registrant had cash and cash equivalents of approximately $337,000 compared to approximately $327,000 at September 30, 2000. Cash and cash equivalents increased approximately $75,000 since December 31, 2000 due to approximately $634,000 of cash provided by operating activities partially offset by approximately $342,000 and $217,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

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

Ralston Place Apartments: For 2001, the Partnership budgeted approximately $74,000 for capital improvements at Ralston Place consisting primarily of appliance, air conditioning and flooring replacements, window treatments, water heater upgrades, and structural improvements. As of September 30, 2001, the property has spent approximately $74,000 in capital expenditures consisting primarily of appliance, air conditioning and flooring replacements and structural improvements. These improvements were funded from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Woods of Inverness Apartments: For 2001, the Partnership budgeted approximately $90,000 for capital improvements at Woods of Inverness consisting primarily of interior decoration, flooring replacements and parking lot improvements. As of September 30, 2001, the property has spent approximately $191,000 in budgeted and unbudgeted capital expenditures consisting primarily of appliance and floor covering replacements, window treatments, major landscaping, parking lot resurfacing and structural improvements. These improvements were funded primarily from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,107,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $147,000 were paid during the nine months ended September 30, 2001, of which approximately $136,000 was paid to limited partners ($1.05 per limited partnership unit). Cash distributions from operations of approximately $276,000 were paid during the nine months ended September 30, 2000, of which approximately $257,000 was paid to limited partners ($1.98 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 76,659.69 limited partnership units (the "Units") in the Partnership representing 58.97% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 58.97% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, 47,326.68 Units held by Insignia Properties, LP, an affiliate of the Managing General Partner, are required to be voted: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' ability to influence voting decisions with respect to the Partnership.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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

                                 Date:   October 29, 2001