Form 10KSB
period 2001-12-31
CENTURY PROPERTIES FUND XVI
filed 2002-03-25
CIK 351931

FORM 10-KSB -- ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $3,326,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business

Century Properties Fund XVI (the "Partnership" or the "Registrant") was organized in December 1980 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI or "Non-Managing General Partner"), a California general partnership, are the general partners of the Registrant. NPI Equity Investments II Inc., a Florida corporation ("NPI Equity"), is the managing partner of FRI. Both FCMC and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO"). The partnership agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

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

                               Gross
                              Carrying   Accumulated                         Federal
Property                       Value    Depreciation     Rate     Method    Tax Basis
                                  (in thousands)                          (in thousands)

Ralston Place                $ 6,744     $ 3,830       5-30 yrs     S/L       $ 1,462
Woods of Inverness            10,335       5,824       5-30 yrs     S/L         2,240
 Apartments                  $17,079     $ 9,654                              $ 3,702

See "Item 7. Financial Statements - Note A" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                              Principal                                      Principal
                              Balance At                                      Balance
                             December 31,  Interest    Period    Maturity      Due At
         Property                2001        Rate    Amortized     Date       Maturity
                           (in thousands)                                 (in thousands)

Ralston Place                $ 2,157         7.88%    30 years    1/2006     $ 2,016
Woods of Inverness
 Apartments                    4,925         7.88%    30 years    1/2006       4,602
                             $ 7,082                                         $ 6,618

Each mortgage note payable is non-recourse and secured by a pledge of the applicable Partnership property and the rental revenues derived therefrom.

See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details as to the terms of the loans.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2001 and 2000 for each property:

                                        Average Annual           Average Annual
                                         Rental Rates               Occupancy
                                          (per unit)
 Property                            2001         2000         2001        2000

 Ralston Place                     $ 6,164       $ 5,912        96%         95%
 Woods of Inverness Apartments       7,738         7,464        95%         94%

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property were:

                                           2001            2001
                                         Billing           Rate
                                      (in thousands)

Ralston Place                              $ 92            2.41%
Woods of Inverness Apartments               187            2.85%

Capital Improvements:

Ralston Place Apartments: During the year ended December 31, 2001, the property has spent approximately $99,000 in capital expenditures consisting primarily of appliance, air conditioning and flooring replacements and structural improvements. These improvements were funded from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Woods of Inverness  Apartments:  During the year ended  December  31, 2001,  the property has spent approximately $231,000 in capital expenditures consisting primarily of appliance and floor covering replacements, window treatments, major landscaping, parking lot resurfacing and structural improvements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $82,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.



                                     PART II

Item 5.  Market for the Partnership's Common Equity and Related Partner
         Matters

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 130,000 Units outstanding held by 3,688 limited partners of record. Affiliates of the Managing General Partner owned 76,903.69 Units or 59.16% of the outstanding Units at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000. (See Item 6. Management's Discussion and Analysis or Plan of Operation for further details).

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/00 - 12/31/00             $358,000 (1)          $ 2.56
       01/01/01 - 12/31/01              149,000 (1)            1.05

(1)   Distributions were made from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and /or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 76,903.69 limited partnership units (the "Units") in the Partnership representing 59.16% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.16% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, 47,326.68 Units held by Insignia Properties, LP, an affiliate of the Managing General Partner, are required to be voted: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' ability to influence voting decisions with respect to the Partnership.

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

Results of Operations

The Registrant's net income for year ended December 31, 2001 was approximately $78,000 compared to approximately $142,000 for the year ended December 31, 2000. The decrease in net income was due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses is primarily attributable to an increase in operating, depreciation, general and administrative and property tax expenses. Operating expense increased due to an increase in payroll and related benefits and utility expenses at Woods of Inverness and an increase in insurance expense at Ralston Place Apartments. The increase in depreciation expense is due to depreciable assets put into service in the last twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value of Woods of Inverness Apartments.

General and administrative expenses increased for the year ended December 31, 2001 due to an increase in professional expenses necessary for the administration of the Partnership. Included in general and administrative expense for the year ended December 31, 2001 and 2000 are management reimbursements to the Managing General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in total revenues is attributable to an increase in rental and other income. Rental income increased due to higher average rental rates and an increase in occupancy at both properties. Other income increased due to increased utilities and tenant reimbursements at Woods of Inverness.

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

Liquidity and Capital Resources

At December 31, 2001, the Registrant had cash and cash equivalents of approximately $272,000 compared to approximately $262,000 at December 31, 2000, an increase of approximately $10,000. The increase in cash and cash equivalents is due to approximately $699,000 of cash provided by operating activities, largely offset by approximately $445,000 and $244,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of capital improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum to be budgeted is expected to be $300 per unit or approximately $142,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,082,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $149,000 were paid during the year ended December 31, 2001, of which approximately $137,000 was paid to limited partners ($1.05 per limited partnership unit). Cash distributions from operations of approximately $358,000 were paid during the year ended December 31, 2000, of which approximately $333,000 was paid to limited partners ($2.56 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 76,903.69 limited partnership units (the "Units") in the Partnership representing 59.16% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.16% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, 47,326.68 Units held by Insignia Properties, LP, an affiliate of the Managing General Partner, are required to be voted: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' ability to influence voting decisions with respect to the Partnership.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.  Financial Statements


CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XVI


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVI as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                           CENTURY PROPERTIES FUND XVI
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                              $    272
   Receivables and deposits                                                    287
   Restricted escrows                                                           77
   Other assets                                                                165
   Investment properties (Notes B and E):
      Land                                                  $  1,409
      Buildings and related personal property                 15,670
                                                              17,079
      Less accumulated depreciation                           (9,654)        7,425
                                                                           $ 8,226

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                       $     30
   Accrued property taxes                                                      187
   Tenant security deposit liabilities                                          56
   Other liabilities                                                           106
   Mortgage notes payable (Notes B and E)                                    7,082

Partners' (Deficit) Capital
   General partners                                        $  (3,854)
   Limited partners (130,000 units
      issued and outstanding)                                  4,619           765
                                                                            $8,226

         See Accompanying Notes to Consolidated Financial Statements



                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
   Rental income                                              $3,057      $2,975
   Other income                                                  269         167
      Total revenues                                           3,326       3,142

Expenses:
   Operating                                                   1,417       1,281
   General and administrative                                    280         244
   Depreciation                                                  683         629
   Interest                                                      593         601
   Property tax                                                  275         245

      Total expenses                                           3,248       3,000

Net income                                                    $   78      $  142

Net income allocated to general partners (6.9%)               $    5      $   10

Net income allocated to limited partners (93.1%)                  73         132

                                                              $   78      $  142

Net income per limited partnership unit                       $ 0.56      $ 1.02

Distributions per limited partnership unit                    $ 1.05      $ 2.56


         See Accompanying Notes to Consolidated Financial Statements

                         CENTURY PROPERTIES FUND XVI
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)


                                     Limited
                                  Partnership    General     Limited
                                     Units      Partners    Partners      Total

Original capital contributions     130,000     $    --       $65,000   $ 65,000

Partners' (deficit) capital
   at December 31, 1999            130,000     $(3,832)      $ 4,884   $  1,052

Distributions to partners               --         (25)         (333)      (358)
Net income for the year
   ended December 31, 2000              --          10           132        142

Partners' (deficit) capital at
   December 31, 2000               130,000      (3,847)        4,683        836

Distributions to partners               --         (12)         (137)      (149)

Net income for the year
   ended December 31, 2001              --           5            73         78

Partners' (deficit) capital
   at December 31, 2001            130,000     $(3,854)      $ 4,619   $    765

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Year Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                      $ 78        $ 142
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     683          629
   Amortization of loan costs                                        31           32
   Change in accounts:
      Receivables and deposits                                      (42)          79
      Other assets                                                   (3)           6
      Accounts payable                                              (54)          51
      Accrued property taxes                                          15          (8)
      Tenant security deposit liabilities                             15          (1)
      Other liabilities                                             (24)         (62)

      Net cash provided by operating activities                     699          868

Cash flows from investing activities:
  Property improvements and replacements                           (423)        (683)
  Net (deposits to) withdrawals from restricted escrows             (22)          55

       Net cash used in investing activities                       (445)        (628)

Cash flows from financing activities:
  Distributions to partners                                        (149)        (358)
  Payments on mortgage notes payable                                (95)         (88)

       Net cash used in financing activities                       (244)        (446)

Net increase (decrease) in cash and cash equivalents                 10         (206)

Cash and cash equivalents at beginning of year                      262          468

Cash and cash equivalents at end of year                         $ 272        $ 262

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 515        $ 616
Supplemental disclosure of non-cash transactions:
  Property improvement and replacements included in
    accounts payable                                              $ --        $ 93

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XVI (the "Partnership" or "Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 2001, the Partnership operates two residential apartment complexes, one each located in Texas and Florida. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of the Partnership and one wholly owned partnership and one 99% owned partnership. The general partner of the 99% owned partnership can be removed by the Registrant; therefore, this partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $258,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs: Loan costs of approximately $319,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 2001, accumulated amortization is approximately $189,000. Amortization of loan costs is included in interest expense.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $56,000 and $78,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expenses.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                       Principal    Monthly                                    Principal
                       Balance At   Payment                                     Balance
                      December 31, Including Interest    Period    Maturity     Due At
       Property           2001      Interest   Rate    Amortized     Date      Maturity
                          (in thousands)                                     (in thousands)
 Ralston Place           $ 2,157    $    17    7.88%    30 years    1/2006       $ 2,016
 Woods of Inverness
  Apartments               4,925         38    7.88%    30 years    1/2006         4,602
                         $ 7,082    $    55                                      $ 6,618

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                             2002             $   103
                             2003                 111
                             2004                 120
                             2005                 130
                             2006               6,618
                                              $ 7,082

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income and Federal taxable income (in thousands except per unit data):

                                                     2001          2000

Net income as reported                             $    78         $ 142
Add (deduct):
  Unearned revenue                                     (41)           31
  Depreciation differences                             361           359
  Miscellaneous                                        (10)           (4)

Federal taxable income                              $  388         $ 528

Federal taxable income per limited
  partnership unit                                  $ 2.78         $3.76

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 2001

Net assets as reported                          $   765
Land and buildings                                 926
Accumulated depreciation                        (4,649)
Syndication and distribution costs               8,258
Other                                               82
Net assets - Federal tax basis                 $ 5,382

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                            2001       2000
                                                             (in thousands)

Property management fees (included in operating
   expense)                                                $169       $157

Reimbursement for services of affiliates (included
   in investment property and general and
   administrative and operating expenses)                   162        188

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $169,000 and $157,000 for the years ended December 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $162,000 and $188,000 for the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $18,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 76,903.69 limited partnership units (the "Units") in the Partnership representing 59.16% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.16% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, 47,326.68 Units held by Insignia Properties, LP, an affiliate of the Managing General Partner, are required to be voted: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' ability to influence voting decisions with respect to the Partnership.

Note E - Investment Properties and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)

                                                                             Costs
                                                          Buildings       Capitalized
                                                         and Related       (Removed)
                                                           Personal      Subsequent to
         Description           Encumbrances     Land       Property       Acquisition
                              (in thousands)                             (in thousands)

Ralston Place                    $ 2,157      $  504       $ 4,702        $ 1,538
Woods of Inverness                 4,925       1,292        10,305         (1,262)

Total                            $ 7,082      $1,796       $15,007        $   276


                             Gross Amount At Which Carried
                                 At December 31, 2001
                                    (in thousands)

                                      Buildings
                                     And Related
                                      Personal             Accumulated     Date    Depreciable
        Description           Land    Property    Total    Depreciation  Acquired   Life-Years
                                                          (in thousands)

Ralston Place                $  504  $ 6,240     $ 6,744     $ 3,830       06/82    5-30 years
Woods of Inverness              905    9,430      10,335       5,824       07/82    5-30 years

Total                        $1,409  $15,670     $17,079     $ 9,654

Reconciliation of Investment Properties and Accumulated Depreciation:

                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)

Balance at beginning of year                   $16,749          $16,054
    Property improvements                          330              695

Balance at end of year                         $17,079          $16,749

Accumulated Depreciation

Balance at beginning of year                   $ 8,971          $ 8,342
    Additions charged to expense                   683              629

Balance at end of year                         $ 9,654          $ 8,971

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2001 and 2000, is approximately $18,005,000 and $17,674,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $14,303,000 and $13,981,000, respectively.

Note F - Distributions

Cash distributions from operations of approximately $149,000 were paid during the year ended December 31, 2001, of which approximately $137,000 was paid to limited partners ($1.05 per limited partnership unit). Cash distributions from operations of approximately $358,000 were paid during the year ended December 31, 2000, of which approximately $333,000 was paid to limited partners ($2.56 per limited partnership unit).

Note G - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the consolidated financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $37,000 and non-audit services (principally tax-related) of approximately $19,000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

    Name of                                                    Percentage
Beneficial Owner                          Number of Units       of Class

Insignia Properties, LP
  (an affiliate of AIMCO)                    47,488.68           36.53%
AIMCO Properties, LP
  (an affiliate of AIMCO)                    29,215.01           22.47%
Fox Capital Management Corp
  (an affiliate of AIMCO)`                      200.00            0.16%

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

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid to the Managing General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                           2001       2000
                                                           (in thousands)


Property management fees                                   $169       $157

Reimbursement for services of affiliates                    162        188

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $169,000 and $157,000 for the years ended December 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $162,000 and $188,000 for the years ended December 31, 2001 and 2000, respectively.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $18,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 76,903.69 limited partnership units (the "Units") in the Partnership representing 59.16% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General
Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 59.16% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, 47,326.68 Units held by Insignia Properties, LP, an affiliate of the Managing General Partner, are required to be voted: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' ability to influence voting decisions with respect to the Partnership.

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               None.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 2001.

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


                                 Date:   March 25, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye               Date:  March 25, 2002
Patrick J. Foye
Executive Vice President
and Director

/s/Martha L. Long                Date:  March 25, 2002
Martha L. Long
Senior Vice President and
Controller

                           CENTURY PROPERTIES FUND XVI

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibit

      2.1 Agreement and Plan of Merger, dated as of October 1, 2000, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report or Form 8-K, file No. 1-4179, dated October 1, 2000. (Page 1)

      2.5         Master  Indemnity  Agreement  incorporated  by  reference to
                  Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995. (Page 2)

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