Form 10QSB
period 2002-03-31
CENTURY PROPERTIES FUND XVI
filed 2002-05-14
CIK 351931

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

                   For the quarterly period ended March 31, 2002


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
                          (in thousands, except unit data)

                                 March 31, 2002


Assets
   Cash and cash equivalents                                                 $  459
   Receivables and deposits                                                     166
   Restricted escrows                                                            52
   Other assets                                                                 143
   Investment properties:
      Land                                                   $ 1,409
      Buildings and related personal property                 15,771
                                                              17,180
      Less accumulated depreciation                           (9,829)         7,351
                                                                            $ 8,171
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 34
   Accrued property taxes                                                        71
   Tenant security deposit liabilities                                           57
   Other liabilities                                                            167
   Mortgage notes payable                                                     7,057

Partners' (Deficit) Capital
   General partners                                           $(3,853)
   Limited partners (130,000 units issued and
      outstanding)                                             4,638            785
                                                                            $ 8,171


            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                                              Three Months Ended
                                                                   March 31,
                                                              2002           2001
Revenues:
   Rental income                                              $ 757          $ 754
   Other income                                                   66             44
      Total revenues                                             823            798

Expenses:
   Operating                                                     341            324
   General and administrative                                     69             76
   Depreciation                                                  175            170
   Interest                                                      147            149
   Property taxes                                                 71             72
      Total expenses                                             803            791

Net income                                                      $ 20            $ 7

Net income allocated to general partners (6.9%)                  $ 1           $ --
Net income allocated to limited partners (93.1%)                  19              7
                                                                $ 20            $ 7

Net income per limited partnership unit                       $ 0.15         $ 0.05

Distributions per limited partnership unit                      $ --          $ 0.54


            See Accompanying Notes to Consolidated Financial Statements

c)

                            CENTURY PROPERTIES FUND XVI
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units      Partners     Partners      Total

Original capital contributions       130,000       $ --       $65,000      $65,000

Partners' (deficit) capital
   at December 31, 2001              130,000      $(3,854)    $ 4,619       $ 765

Net income for the three months
   ended March 31, 2002                   --            1          19           20

Partners' (deficit) capital
   at March 31, 2002                 130,000      $(3,853)    $ 4,638       $ 785


            See Accompanying Notes to Consolidated Financial Statements

d)

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 20         $ 7
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   175         170
     Amortization of loan costs                                       8           8
     Change in accounts:
      Receivables and deposits                                      121         142
      Other assets                                                   14           5
      Accounts payable                                                4         (34)
      Accrued property taxes                                       (116)        (98)
      Tenant security deposit                                         1           4
      Other liabilities                                              61         (10)

        Net cash provided by operating activities                   288         194

Cash flows from investing activities:
  Property improvements and replacements                           (101)       (187)
  Net withdrawals from restricted escrows                            25          15

        Net cash used in investing activities                       (76)       (172)

Cash flows from financing activities:
  Distributions to partners                                          --         (73)
  Payments on mortgage notes payable                                (25)        (23)

        Net cash used in financing activities                       (25)        (96)

Net increase (decrease) in cash and cash equivalents                187         (74)

Cash and cash equivalents at beginning of period                    272         262

Cash and cash equivalents at end of period                       $ 459        $ 188

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 139        $ 94

            See Accompanying Notes to Consolidated Financial Statements

e)

                           CENTURY PROPERTIES FUND XVI
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately
$43,000 and $41,000 during the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $36,000 and $48,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Ralston Place                                 96%        95%
        Tampa, Florida
      Woods of Inverness Apartments                 93%        94%
        Houston, Texas

Results of Operations

The Registrant's net income for the three months ended March 31, 2002 was approximately $20,000 compared to approximately $7,000 for the corresponding period in 2001. Net income increased for the three months ended March 31, 2002 as compared to the same period in 2001 as a result of an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for the three month period ended March 31, 2002 due to an increase in other income. Other income increased primarily due to increased utility reimbursements at both of the Partnership's properties and late charge fees at Woods of Inverness Apartments.

Total expenses increased for the three months ended March 31, 2002 primarily due to an increase in operating and depreciation expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in insurance expense and maintenance expenses. Insurance expenses increased primarily due to an increase in insurance premiums at both of the investment properties. Maintenance expenses increased due to an increase in contract work at Woods of Inverness Apartments. Depreciation expense increased due to an increase in depreciable assets put into service in the last twelve months which are now being depreciated.

General and administrative expenses decreased for the three months ended March 31, 2002 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition to the management reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $459,000 compared to approximately $188,000 at March 31, 2001.
Cash and cash equivalents increased approximately $187,000 since December 31, 2001 due to approximately $288,000 of cash provided by operating activities, partially offset by approximately $76,000 and $25,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest-bearing accounts.

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

Ralston Place: For 2002, the Partnership has budgeted $110,000 for capital improvements at Ralston Place consisting primarily of appliance, plumbing, air conditioning and flooring replacements, structural improvements and laundry room and maintenance building enhancements. As of March 31, 2002, the property has spent approximately $43,000 in capital expenditures consisting primarily of plumbing fixture replacements, structural improvements and appliance and floor covering replacements. These improvements were funded primarily from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Woods of Inverness: For 2002, the Partnership has budgeted approximately $96,000 for capital improvements at Woods of Inverness consisting primarily of appliance and flooring replacements and structural improvements. As of March 31, 2002 the property has spent approximately $58,000 in capital expenditures consisting primarily of appliance and floor covering replacements and structural improvements. These improvements were funded primarily from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,057,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit

Operations             $   --           $   --           $   73            $ 0.54

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 76,921.69 limited partnership units (the "Units") in the Partnership representing approximately 59.17% of the outstanding units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO, its affiliates or affiliates of the Managing General Partner. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of approximately 59.17% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, with respect to 47,326.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units:
(i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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


                                      Date: May 14, 2002