Form 10QSB
period 2002-06-30
CENTURY PROPERTIES FUND XVI
filed 2002-08-14
CIK 351931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                    For the quarterly period ended June 30, 2002


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


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                           CENTURY PROPERTIES FUND XVI
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $ 243
   Receivables and deposits                                                     157
   Restricted escrows                                                            75
   Other assets                                                                 216
   Investment properties:
      Land                                                   $ 1,409
      Buildings and related personal property                  15,853
                                                           --  ------
                                                               17,262
      Less accumulated depreciation                            (9,995)        7,267
                                                            -- ------     --  -----
                                                                            $ 7,958
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 26
   Accrued property taxes                                                       142
   Tenant security deposit liabilities                                           57
   Other liabilities                                                            185
   Mortgage notes payable                                                     7,032

Partners' (Deficit) Capital
   General partners                                          $ (3,872)
   Limited partners (130,000 units issued and
      outstanding)                                              4,388           516
                                                           --   -----     ---   ---
                                                                            $ 7,958


            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)


                                      Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                      2002          2001         2002         2001
                                      ----          ----         ----         ----
Revenues:
   Rental income                   $   778       $   770      $  1,535     $  1,524
   Other income                         63            52           129           96
                                     -----         -----       -------      -------
      Total revenues                   841           822         1,664        1,620
                                     -----         -----       -------      -------
Expenses:
   Operating                           336           354           677          678
   General and administrative           60            66           129          142
   Depreciation                        179           171           354          341
   Interest                            147           149           294          298
   Property tax                          71           73           142          145
                                      -----        -----        -------      ------
      Total expenses                   793           813         1,596        1,604
                                     -----         -----        ------       ------

      Net income                   $    48       $     9      $     68     $     16
                                     ======        ======       ======       ======

Net income allocated to
  general partners (6.9%)          $     3       $     1      $      5     $      1

Net income allocated to
   limited partners (93.1%)              45            8            63           15
                                      ------       ------       -------      ------

                                   $    48       $     9      $     68     $     16
                                     =====         =====        =======      ======

Net income per limited
  partnership unit                  $  0.35      $  0.06      $   0.48     $   0.11
                                      =====        =====        ======       ======
Distributions per limited
  partnership unit                  $  2.26      $   .51      $   2.26     $   1.05
                                      =====        =====        ======       ======

            See Accompanying Notes to Consolidated Financial Statements

                            CENTURY PROPERTIES FUND XVI
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General     Limited
                                      Units      Partners     Partners      Total

Original capital contributions       130,000     $     --     $ 65,000     $65,000
                                     =======      =======       ======      ======

Partners' (deficit) capital
   at December 31, 2001              130,000     $ (3,854)    $ 4,619      $   765

Distributions to partners                 --          (23)        (294)       (317)

Net income for the six months
   ended June 30, 2002                    --            5           63          68
                                   -----  --      -------    -----  --      ------

Partners' (deficit) capital
   at June 30, 2002                  130,000     $ (3,872)    $ 4,388      $   516
                                     =======      =======      ======       ======


            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                    $     68     $     16
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                      354          341
   Amortization of loan costs                                         16           16
   Casualty gain                                                     (15)          --
   Change in accounts:
      Receivables and deposits                                       130          109
      Other assets                                                   (67)         (24)
      Accounts payable                                                (4)         (25)
      Accrued property taxes                                         (45)         (27)
      Tenant security deposit liabilities                              1            9
      Other liabilities                                               79          (10)
                                                                 -------      -------

       Net cash provided by operating activities                     517          405
                                                                 -------      -------

Cash flows from investing activities:
  Property improvements and replacements                            (203)        (275)
  Insurance proceeds received                                         22           --
  Net withdrawals from (deposits to) restricted escrows                2          (21)
                                                                 -------      -------

       Net cash used in investing activities                        (179)        (296)
                                                                 -------      -------

Cash flows from financing activities:
  Distributions to partners                                         (317)        (147)
  Advances from affiliates                                            47           --
  Payments on advances from affiliates                               (47)          --
  Payments on mortgage notes payable                                 (50)         (46)
                                                                 -------      -------

       Net cash used in financing activities                        (367)        (193)
                                                                 -------      -------

Net decrease in cash and cash equivalents                            (29)         (84)

Cash and cash equivalents at beginning of period                     272          262
                                                                 -------      -------

Cash and cash equivalents at end of period                      $    243     $    178
                                                                 =======      =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    278     $    235
                                                                 =======      =======

            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately
$86,000 and $82,000 during the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $74,000 and $87,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $16,000 of Partnership management fees were paid during the six months ended June 30, 2002. Approximately $7,000 in Partnership management fees were paid along with the distributions from operations made during the six months ended June 30, 2001, which is included in general partner distributions.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. During the six months ended June 30, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $47,000 to cover operating expenses. This loan was repaid during the six months ended June 30, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000 for the six months ended June 30, 2002. There were no advances to the Partnership during the six months ended June 30, 2001. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001
      --------                                      ----       ----

      Ralston Place                                 96%        96%
        Tampa, Florida
      Woods of Inverness Apartments                 94%        95%
        Houston, Texas

Results of Operations

The Partnership's net income for the six months ended June 30, 2002 totaled approximately $68,000 compared to net income of approximately $16,000 for the six months ended June 30, 2001. The Partnership realized net income for the three months ended June 30, 2002 of approximately $48,000 compared to net income of approximately $9,000 for the three months ended June 30, 2001. The increase in net income for the three and six months ended June 30, 2002 is attributable to an increase in total revenues and a decrease in total expenses. The increase in total revenues is attributable to an increase in other income and, to a lesser extent, an increase in rental income. The increase in other income is primarily due to an increase in tenant charges and utility reimbursements at Woods of Inverness Apartments. The increase in rental income is due to an increase in average rental rates at both of the Partnership's properties partially offset by a slight decrease in occupancy at Wood of Inverness Apartments.

The decrease in total expenses for the six months ended June 30, 2002 is the result of a decrease in general and administrative expenses partially offset by an increase in depreciation expense. The decrease in total expenses for the three months ended June 30, 2002 is the result of a decrease in operating and general and administrative expenses partially offset by an increase in depreciation expense. Operating expenses decreased for the three months ended June 30, 2002 primarily due to decreases in property expenses partially offset by an increase in insurance expenses and maintenance expenses. Property expenses decreased primarily due to a decrease in payroll and related benefits and utility expenses at Woods of Inverness Apartments. Insurance expenses increased primarily due to an increase in insurance premiums at both of the investment properties. Maintenance expenses increased due to an increase in contract work at Woods of Inverness Apartments. Depreciation expense increased due to an increase in depreciable assets put into service in the last twelve months which are now being depreciated.

General and administrative expenses decreased for the three and six months ended June 30, 2002 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. In addition to the management reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $243,000 compared to approximately $178,000 at June 30, 2001. Cash and cash equivalents decreased approximately $29,000 since December 31, 2001 due to approximately $367,000 and $179,000 of cash used in financing and investing activities, respectively, partially offset by approximately $517,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties, payments made on advances from affiliates and distributions to partners partially offset by advances received from affiliates. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender and the receipt of insurance proceeds. The Registrant invests its working capital reserves in interest-bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. During the six months ended June 30, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $47,000 to cover operating expenses. This loan was repaid during the six months ended June 30, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000 for the six months ended June 30, 2002. There were no advances to the Partnership during the six months ended June 30, 2001. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Ralston Place: For 2002, the Partnership has budgeted $114,000 for capital improvements at Ralston Place consisting primarily of appliance, plumbing, air conditioning and flooring replacements, structural improvements and laundry room and maintenance building enhancements. As of June 30, 2002, the property has spent approximately $70,000 in capital expenditures consisting primarily of plumbing fixture replacements, structural improvements and appliance and floor covering replacements. These improvements were funded primarily from replacement reserves and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Woods of Inverness: For 2002, the Partnership has budgeted approximately $108,000 for capital improvements at Woods of Inverness consisting primarily of appliance and flooring replacements and structural improvements. As of June 30, 2002 the property has spent approximately $133,000 of budgeted and unbudgeted capital expenditures consisting primarily of plumbing fixtures, appliance and floor covering replacements and structural improvements. These improvements were funded primarily from replacement reserves, insurance proceeds and operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,032,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations             $  317           $ 2.26           $  147            $ 1.05
                        =====            =====            =====             =====

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 79,825.69 limited partnership units (the "Units") in the Partnership representing 61.40% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $31.00 per unit expired. Pursuant to this offer, AIMCO acquired 2,759 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.40% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as it sole stockholder. However, with respect to 47,326.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits:

                  Exhibit 3, Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated August 17, 1981 and thereafter supplemented June 25, 1979, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-71473).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                 CENTURY PROPERTIES FUND XVI

                                 By:     FOX CAPITAL MANAGEMENT CORPORATION
                                         Managing General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                              Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.