Form 10QSB
period 2002-09-30
CENTURY PROPERTIES FUND XVI
filed 2002-11-14
CIK 351931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $  294
   Receivables and deposits                                                     288
   Restricted escrows                                                            74
   Other assets                                                                 263
   Investment properties:
      Land                                                   $ 1,409
      Buildings and related personal property                  15,941
                                                               17,350
      Less accumulated depreciation                           (10,170)        7,180
                                                                            $ 8,099
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 112
   Accrued property taxes                                                       212
   Tenant security deposit liabilities                                           57
   Other liabilities                                                            155
   Mortgage notes payable                                                     7,006

Partners' (Deficit) Capital
   General partners                                          $ (3,869)
   Limited partners (130,000 units issued and
      outstanding)                                              4,426           557
                                                                            $ 8,099



                See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                      Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                      2002          2001         2002         2001
Revenues:
   Rental income                   $   743       $   787      $  2,278     $  2,311
   Other income                         82            70           211          166
      Total revenues                   825           857         2,489        2,477

Expenses:
   Operating                           328           383         1,005        1,061
   General and administrative           64            71           193          213
   Depreciation                        175           170           529          511
   Interest                            146           148           440          446
   Property tax                          71           66           213          211
      Total expenses                   784           838         2,380        2,442

      Net income                   $    41       $    19      $    109     $     35

Net income allocated to
  general partners (6.9%)          $     3       $     1      $      8     $      2

Net income allocated to
   limited partners (93.1%)              38           18           101           33

                                   $    41       $    19      $    109     $     35

Net income per limited
  partnership unit                  $  0.29      $  0.14      $   0.78     $   0.25
Distributions per limited
  partnership unit                  $    --      $    --      $   2.26     $   1.05

                See Accompanying Notes to Consolidated Financial Statements


                                CENTURY PROPERTIES FUND XVI
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General     Limited
                                      Units      Partners     Partners      Total

Original capital contributions       130,000     $     --     $ 65,000     $65,000

Partners' (deficit) capital
   at December 31, 2001              130,000     $ (3,854)    $ 4,619      $   765

Distributions to partners                 --          (23)        (294)       (317)

Net income for the nine months
   ended September 30, 2002               --            8          101         109

Partners' (deficit) capital
   at September 30, 2002             130,000     $ (3,869)    $ 4,426      $   557


                See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2002         2001
Cash flows from operating activities:
  Net income                                                    $    109     $     35
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                      529          511
   Amortization of loan costs                                         24           24
   Casualty gain                                                     (15)          --
   Change in accounts:
      Receivables and deposits                                        (1)           7
      Other assets                                                  (122)         (30)
      Accounts payable                                                82          (50)
      Accrued property taxes                                          25           38
      Tenant security deposit liabilities                              1           11
      Other liabilities                                               49           88

       Net cash provided by operating activities                     681          634

Cash flows from investing activities:
  Property improvements and replacements                            (291)        (358)
  Insurance proceeds received                                         22           --
  Net withdrawals from restricted escrows                              3           16

       Net cash used in investing activities                        (266)        (342)

Cash flows from financing activities:
  Distributions to partners                                         (317)        (147)
  Advances from affiliates                                            47           --
  Payments on advances from affiliates                               (47)          --
  Payments on mortgage notes payable                                 (76)         (70)

       Net cash used in financing activities                        (393)        (217)

Net increase in cash and cash equivalents                             22           75

Cash and cash equivalents at beginning of period                     272          262

Cash and cash equivalents at end of period                      $    294     $    337

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    417     $    375

                See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $127,000 and $125,000 during the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $111,000 and $125,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $16,000 of Partnership management fees were paid during the nine months ended September 30, 2002. Approximately $7,000 in Partnership management fees were paid along with the distributions from operations made during the nine months ended September 30, 2001, which is included in general partner distributions for both periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of September 30, 2002. During the nine months ended September 30, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $47,000 to cover operating expenses. This loan was repaid during the nine months ended September 30, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000 for the nine months ended September 30, 2002. There were no advances to the Partnership during the nine months ended September 30, 2001. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Ralston Place                                 96%        96%
        Tampa, Florida
      Woods of Inverness Apartments                 93%        95%
        Houston, Texas

Results of Operations

The Partnership's net income for the nine months ended September 30, 2002 totaled approximately $109,000 compared to net income of approximately $35,000 for the nine months ended September 30, 2001. The Partnership realized net income for the three months ended September 30, 2002 of approximately $41,000 compared to net income of approximately $19,000 for the three months ended
September  30,  2001.  The  increase  in net  income for the nine  months  ended
September 30, 2002 was attributable to an increase in total revenues and a decrease in total expenses. The increase in net income for the three months ended September 30, 2002 was due to a decrease in total expenses partially offset by a decrease in total revenues.

The decrease in total expenses for the three and nine months ended September 30, 2002 is the result of a decrease in operating and general and administrative expenses partially offset by an increase in depreciation expense. Operating expenses decreased primarily due to a decrease in property expenses, partially offset by increases in advertising and insurance expenses. Property expenses decreased due to lower payroll and related benefit expenses and reduced utility expenses primarily at Woods of Inverness Apartments. Increases in advertising are due to increased referral fees at Woods of Inverness Apartments. Insurance expenses increased due to increases in insurance premiums at Woods of Inverness Apartments partially offset by a decrease at Ralston Place. Depreciation expense increased due to an increase in depreciable assets put into service in the last twelve months which are now being depreciated.

General and administrative expenses decreased for the three and nine months ended September 30, 2002 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and reduced printing and mailing costs. In addition to the management reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The increase in total revenues for the nine months ended September 30, 2002, is due to an increase in other income partially offset by a decrease in rental income. Other income increased due to increased administrative fees, cleaning and damage fees, utility reimbursements and late charges primarily at Woods of Inverness Apartments. Rental income decreased due to a decrease of average occupancy at Woods of Inverness and increases in bad debt expense at Ralston Place and Woods of Inverness, partially offset by increased rental rates and reduced concession costs at Woods of Inverness Apartments.

The decrease in total revenues for the three months ended September 30, 2002 is due to a decrease in rental income partially offset by an increase in other income as discussed above.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $294,000 compared to approximately $337,000 at September 30, 2001. Cash and cash equivalents increased approximately $22,000 since December 31, 2001 due to approximately $681,000 of cash provided by operating activities, partially offset by approximately $393,000 and $266,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties, payments made on advances from affiliates and distributions to partners partially offset by advances received from affiliates. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lender and the receipt of insurance proceeds. The Registrant invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of September 30, 2002. During the nine months ended September 30, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $47,000 to cover operating expenses. This loan was repaid during the nine months ended September 30, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000 for the nine months ended September 30, 2002. There were no advances to the Partnership during the nine months ended September 30, 2001. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's properties are detailed below.

Ralston Place: For 2002, the Partnership has budgeted $123,000 for capital improvements at Ralston Place consisting primarily of appliance, plumbing, air conditioning and floor covering replacements, structural improvements and laundry room and maintenance building enhancements. As of September 30, 2002, the property has spent approximately $114,000 in capital expenditures consisting primarily of plumbing fixture replacements, structural improvements, appliance and floor covering replacements and laundry room and maintenance building enhancements. These improvements were funded primarily from replacement reserves and operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Woods of Inverness: For 2002, the Partnership has budgeted approximately $130,000 for capital improvements at Woods of Inverness consisting primarily of appliance and floor covering replacements, structural improvements and patio and balcony enhancements. As of September 30, 2002 the property has spent approximately $177,000 of budgeted and unbudgeted capital expenditures consisting primarily of plumbing fixtures, appliance and floor covering replacements and building and structural improvements. These improvements were funded primarily from replacement reserves, insurance proceeds and operating cash flow. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,006,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):

                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

Operations             $  317           $ 2.26           $  147            $ 1.05

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 79,976.69 limited partnership units (the "Units") in the Partnership representing 61.52% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.52% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. However, with respect to 47,326.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                           CENTURY PROPERTIES FUND XVI

                                 By:     FOX CAPITAL MANAGEMENT CORPORATION
                                         Managing General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                  By:    /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                                 Date:   November 14, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XVI;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XVI;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Fox Capital Management
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    ____________________
                              Name: Patrick J. Foye
                             Date: November 13, 2002


                                    ____________________
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.