Form 10KSB
period 2002-12-31
CENTURY PROPERTIES FUND XVI
filed 2003-03-31
CIK 351931

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $3,294,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.  Description of Business

Century Properties Fund XVI (the "Partnership" or the "Registrant") was organized in December 1980 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI or "Non-Managing General Partner"), a California general partnership, are the general partners of the Registrant. NPI Equity Investments II Inc., a Florida corporation ("NPI Equity"), is the managing partner of FRI. Both FCMC and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO") a publicly traded real estate investment trust. The partnership agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States such units represent an insignificant percentage of total apartment units in the United States and, competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                               Gross
                              Carrying   Accumulated                         Federal
Property                       Value    Depreciation     Rate     Method    Tax Basis
                                  (in thousands)                          (in thousands)

Ralston Place                $ 6,883     $ 4,113       5-30 yrs     S/L    $ 1,480
Woods of Inverness            10,514       6,236       5-30 yrs     S/L      2,222
 Apartments                  $17,397     $10,349                           $ 3,702

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                              Principal                                      Principal
                              Balance At                                      Balance
                             December 31,  Interest    Period    Maturity      Due At
         Property                2002        Rate    Amortized     Date       Maturity
                           (in thousands)                                 (in thousands)

Ralston Place                $ 2,126         7.88%    30 years    1/2006     $ 2,016
Woods of Inverness
 Apartments                    4,854         7.88%    30 years    1/2006       4,602
                             $ 6,980                                         $ 6,618

Each mortgage note payable is non-recourse and secured by a pledge of the applicable Partnership property and the rental revenues derived therefrom.

See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to prepay these loans and other specific details as to the terms of the loans.

Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2002 and 2001 for each property:

                                        Average Annual           Average Annual
                                         Rental Rates               Occupancy
                                   (per unit)
 Property                            2002         2001         2002        2001

 Ralston Place                     $ 6,252       $ 6,164        96%         96%
 Woods of Inverness Apartments       7,768         7,738        91%         95%

The Managing General Partner attributes the decrease in occupancy and Woods of Inverness Apartments to changing market conditions and a softening economy.

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

Real Estate Taxes and Rates:

Real estate taxes and rates in 2002 for each property were:

                                           2002            2002
                                          Taxes            Rate
                                 (in thousands)

Ralston Place                              $ 96            2.30%
Woods of Inverness Apartments               214            2.88%

Capital Improvements:

Ralston Place Apartments: During the year ended December 31, 2002, the property spent approximately $139,000 in capital expenditures consisting primarily of appliance and floor covering replacements, structural improvements, plumbing fixture replacements, and laundry room and maintenance building enhancements. These improvements were funded from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $60,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Woods of Inverness Apartments: During the year ended December 31, 2002, the property spent approximately $199,000 in capital expenditures consisting primarily of appliance and floor covering replacements, plumbing fixtures, and building and structural improvements. These improvements were funded primarily from replacement reserves, insurance proceeds and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $82,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5.  Market for the Partnership's Common Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 130,000 Units outstanding held by 3,473 limited partners of record. Affiliates of the Managing General Partner owned 80,028.69 Units or 61.56% of the outstanding Units at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/01 - 12/31/01            $  149,000 (1)         $  1.05
       01/01/02 - 12/31/02               392,000 (1)            2.80

(1) Distributions were made from operations.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and /or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 80,028.69 limited partnership units in the Partnership representing 61.56% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.56% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. However, with respect to 47,488.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for year ended December 31, 2002 was approximately $153,000 compared to approximately $78,000 for the year ended December 31, 2001. The increase in net income was due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total expenses is primarily attributable to a decrease in operating and general and administrative expenses partially offset by increases in depreciation and property tax expenses. Interest expense remained relatively consistent for the comparable periods. Operating expenses decreased primarily due to a decrease in property and maintenance expenses, partially offset by an increase in insurance expense. Property expenses decreased due to lower payroll and related benefit expenses and reduced utility expenses primarily at Woods of Inverness Apartments. Maintenance expenses decreased due to expenses incurred during 2001 to repair windstorm damages. Also contributing to the decrease in maintenance expenses is an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the property (See "Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies.") Insurance expenses increased due to increases in insurance premiums at Woods of Inverness Apartments, partially offset by a decrease in insurance premiums at Ralston Place. Depreciation expense increased due to an increase in depreciable assets put into service in the last twelve months which are now being depreciated. Property tax expense increased due to an increase in the assessed value of Woods of Inverness Apartments.

General and administrative expenses decreased for the year ended December 31, 2002 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and reduced professional fees. In addition to the management reimbursements, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

The decrease in total revenues for the year ended December 31, 2002 is due to a decrease in rental income partially offset by an increase in other income and a casualty gain in 2002 at Woods of Inverness Apartments as discussed below. Rental income decreased due to a decrease in average occupancy at Woods of Inverness Apartments and an increase in bad debt expense at both of the Partnership's properties, partially offset by reduced concession costs and increased rental rates at both of the Partnership's properties. Other income increased due to an increase in cleaning and damage fees and late charges primarily at Woods of Inverness and increased utility reimbursements at both of the Partnership's properties.

During 2002, Woods of Inverness recognized a casualty gain of approximately $15,000 resulting from a fire in December 2001. The casualty gain was the result of insurance proceeds received of approximately $22,000 in excess of the net book value of the damaged assets of approximately $7,000.

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

Liquidity and Capital Resources

At December 31, 2002, the Registrant had cash and cash equivalents of approximately $218,000 compared to approximately $272,000 at December 31, 2001, a decrease of approximately $54,000. The decrease in cash and cash equivalents is due to approximately $328,000 and $494,000 of cash used in investing and financing activities, respectively partially offset by approximately $768,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender, partially offset by the receipt of insurance proceeds. Cash used in financing activities consisted of distributions to partners, principal payments made on the mortgages encumbering the Registrant's properties and payments made on advances from affiliates partially offset by advances received from affiliates. The Registrant invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of December 31, 2002. During the year ended December 31, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $47,000 to cover operating expenses. This loan was repaid during the year ended December 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000 for the year ended December 31, 2002. There were no advances to the Partnership during the year ended December 31, 2001. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and expects to budget approximately $142,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $6,980,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the year ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                          Per                               Per
                      Year Ended        Limited         Year Ended        Limited
                     December 31,     Partnership      December 31,     Partnership
                         2002             Unit             2001             Unit

Operations             $  392           $ 2.80           $  149            $ 1.05

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and /or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 80,028.69 limited partnership units (the "Units") in the Partnership representing 61.56% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.56% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. However, with respect to 47,488.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.  Financial Statements


CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
         2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XVI


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVI as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003
                           CENTURY PROPERTIES FUND XVI
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002




Assets
   Cash and cash equivalents                                              $    218
   Receivables and deposits                                                    388
   Restricted escrows                                                           89
   Other assets                                                                136
   Investment properties (Notes B and E):
      Land                                                  $  1,409
      Buildings and related personal property                 15,988
                                                              17,397
      Less accumulated depreciation                          (10,349)        7,048
                                                                           $ 7,879

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                       $      3
   Accrued property taxes                                                      214
   Tenant security deposit liabilities                                          54
   Other liabilities                                                           102
   Mortgage notes payable (Notes B and E)                                    6,980

Partners' (Deficit) Capital
   General partners                                        $  (3,871)
   Limited partners (130,000 units
      issued and outstanding)                                  4,397           526
                                                                            $7,879

                See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)






                                                           Years Ended December 31,
                                                              2002         2001
Revenues:
   Rental income                                              $2,987      $3,057
   Other income                                                  292         269
   Casualty gain                                                  15          --
      Total revenues                                           3,294       3,326

Expenses:
   Operating                                                   1,303       1,417
   General and administrative                                    233         280
   Depreciation                                                  708         683
   Interest                                                      586         593
   Property tax                                                  311         275

      Total expenses                                           3,141       3,248

Net income                                                    $  153      $   78

Net income allocated to general partners (6.9%)               $   11      $    5

Net income allocated to limited partners (93.1%)                 142          73

                                                              $  153      $   78

Net income per limited partnership unit                       $ 1.09      $ 0.56

Distributions per limited partnership unit                    $ 2.80      $ 1.05

                See Accompanying Notes to Consolidated Financial Statements

                                CENTURY PROPERTIES FUND XVI
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                    Limited
                                  Partnership    General     Limited
                                     Units      Partners    Partners      Total

Original capital contributions     130,000     $    --       $65,000   $ 65,000

Partners' (deficit) capital
   at December 31, 2000            130,000     $(3,847)      $ 4,683   $    836

Distributions to partners               --         (12)         (137)      (149)
Net income for the year
   ended December 31, 2001              --           5            73         78

Partners' (deficit) capital at
   December 31, 2001               130,000      (3,854)        4,619        765

Distributions to partners               --         (28)         (364)      (392)

Net income for the year
   ended December 31, 2002              --          11           142         153

Partners' (deficit) capital
   at December 31, 2002            130,000     $(3,871)      $ 4,397   $    526

                See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Year Ended December 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 153        $ 78
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     708          683
   Amortization of loan costs                                        32           31
   Casualty gain                                                    (15)          --
   Change in accounts:
      Receivables and deposits                                     (101)         (42)
      Other assets                                                   (3)          (3)
      Accounts payable                                              (27)         (54)
      Accrued property taxes                                         27           15
      Tenant security deposit liabilities                            (2)          15
      Other liabilities                                              (4)         (24)

      Net cash provided by operating activities                     768          699

Cash flows from investing activities:
  Property improvements and replacements                           (338)        (423)
  Insurance proceeds received                                        22           --
  Net deposits to restricted escrows                                (12)         (22)

       Net cash used in investing activities                       (328)        (445)

Cash flows from financing activities:
  Distributions to partners                                        (392)        (149)
  Advances from affiliates                                           47           --
  Payments on advances from affiliates                              (47)          --
  Payments on mortgage notes payable                               (102)         (95)

       Net cash used in financing activities                       (494)        (244)

Net (decrease) increase in cash and cash equivalents                (54)          10

Cash and cash equivalents at beginning of year                      272          262

Cash and cash equivalents at end of year                         $ 218        $ 272

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 555        $ 515

                See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XVI (the "Partnership" or "Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 2002, the Partnership operates two residential apartment complexes, one each located in Texas and Florida. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $203,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs: Loan costs of approximately $319,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized by the straight-line method over the life of the loans. At December 31, 2002, accumulated amortization is approximately $221,000 and includes approximately $32,000 of amortization expense for 2002. Amortization of loan costs is included in interest expense. Amortization expense is expected to be approximately $32,000 for each of the years 2003 through 2005 and approximately $2,000 for 2006 at which time they will be fully amortized.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001. See "Recent Accounting Pronouncements" below.

During 2001, AIMCO, an affiliate of the Managing General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $25,000 in 2002 compared to 2001.

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's debt, at the Partnership's incremental borrowing rate is approximately $7,312,000.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $60,000 and $56,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expenses.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. Its adoption did not have an effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption acceptable. Effective April 1, 2002, the Partnership adopted SFAS 145. Its adoption did not have an effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                       Principal    Monthly                                    Principal
                       Balance At   Payment                                     Balance
                      December 31, Including Interest    Period    Maturity     Due At
       Property           2002      Interest   Rate    Amortized     Date      Maturity
                          (in thousands)                                     (in thousands)
 Ralston Place           $ 2,126    $    17    7.88%    30 years    1/2006       $ 2,016
 Woods of Inverness
  Apartments               4,854         38    7.88%    30 years    1/2006         4,602
                         $ 6,980    $    55                                      $ 6,618

The mortgage notes payable are nonrecourse and are secured by a pledge of the respective apartment properties and by a pledge of revenues from the respective apartment properties. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                             2003             $   111
                             2004                 121
                             2005                 130
                             2006               6,618
                                              $ 6,980

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

Differences between the net income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income and Federal taxable income (in thousands except per unit data):

                                                     2002          2001

Net income as reported                              $  153        $    78
Add (deduct):
  Unearned revenue                                      (5)           (41)
  Depreciation differences                             393            361
  Miscellaneous                                        (15)           (10)
   Casualty                                            (15)            --
Federal taxable income                              $  511         $  388

Federal taxable income per limited
  partnership unit                                  $ 3.66         $ 2.78

Note C - Income Taxes
The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 2002

Net assets as reported                         $    526
Land and buildings                                  923
Accumulated depreciation                         (4,269)
Syndication and distribution costs                8,258
Other                                          $     64
Net assets - Federal tax basis                 $  5,502

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $162,000 and $169,000 for the years ended December 31, 2002 and 2001, respectively which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $128,000 and $162,000 for the years ended December 31, 2002 and 2001, respectively which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $20,000 and $7,000 of Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2002 and 2001, respectively. These fees are included in general partner distributions for both periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of December 31, 2002. During the year ended December 31, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $47,000 to cover operating expenses. This loan was repaid during the year ended December 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000 for the year ended December 31, 2002. There were no advances to the Partnership during the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $52,000 and $42,000, respectively for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 80,028.69 limited partnership units (the "Units") in the Partnership representing 61.56% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.56% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                   (in thousands)

                                                                             Costs
                                                          Buildings       Capitalized
                                                         and Related       (Removed)
                                                           Personal      Subsequent to
         Description           Encumbrances     Land       Property       Acquisition
                              (in thousands)                             (in thousands)

Ralston Place                    $ 2,126      $  504       $ 4,702        $ 1,677
Woods of Inverness                 4,854       1,292        10,305         (1,083)

Total                            $ 6,980      $1,796       $15,007        $   594

                          Gross Amount At Which Carried
                              At December 31, 2002
                                 (in thousands)


                                      Buildings
                                     And Related
                                      Personal             Accumulated     Date    Depreciable
        Description           Land    Property    Total    Depreciation  Acquired   Life-Years
                                                          (in thousands)

Ralston Place                $  504  $ 6,379     $ 6,883     $ 4,113       06/82    5-30 years
Woods of Inverness              905    9,609      10,514       6,236       07/82    5-30 years

Total                        $1,409  $15,988     $17,397     $10,349

Reconciliation of investment properties and accumulated depreciation:

                                                Years Ended December 31,
                                                  2002            2001
                                                     (in thousands)

Balance at beginning of year                   $17,079          $16,749
    Property improvements                          338              330
    Disposition of assets                          (20)              --

Balance at end of year                         $17,397          $17,079

Accumulated Depreciation

Balance at beginning of year                   $ 9,654          $ 8,971
    Additions charged to expense                   708              683
    Disposition of assets                          (13)              --
Balance at end of year                         $10,349          $ 9,654

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2002 and 2001 is approximately $18,320,000 and $18,005,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001 is approximately $14,618,000 and $14,303,000, respectively.

Note F - Casualty Gain

During 2002, Woods of Inverness recognized a casualty gain of approximately $15,000 resulting from a fire in December 2001. The casualty gain was the result of insurance proceeds received of approximately $22,000 in excess of the net book value of the damaged assets of approximately $7,000.

Note G - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The names and ages of, as well as the positions and offices held by, the present executive officers and director of the Managing General Partner are set forth below. There are no family relationships between or among any officers or the director.

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $33,000 and non-audit services (principally tax-related) of approximately $18,000.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

    Name of                                                    Percentage
Beneficial Owner                          Number of Units       of Class

Insignia Properties, LP
  (an affiliate of AIMCO)                    47,488.68           36.53%
AIMCO Properties, LP
  (an affiliate of AIMCO)                    32,340.01           24.88%
Fox Capital Management Corp
  (an affiliate of AIMCO)`                      200.00            0.15%

Insignia   Properties  LP  and  Fox  Capital  Management  Corp.  are  indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $162,000 and $169,000 for the years ended December 31, 2002 and 2001, respectively which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $128,000 and $162,000 for the years ended December 31, 2002 and 2001, respectively which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $20,000 and $7,000 of Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2002 and 2001, respectively. These fees are included in general partner distributions for both periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of December 31, 2002. During the year ended December 31, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $47,000 to cover operating expenses. This loan was repaid during the year ended December 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000 for the year ended December 31, 2002. There were no advances to the Partnership during the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $52,000 and $42,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 80,028.69 limited partnership units (the "Units") in the Partnership representing 61.56% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.56% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:

               See Exhibit Index attached.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 2002.

               None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.


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



                           CENTURY PROPERTIES FUND XVI



                                     By: Fox Capital Management Corporation
                                         Managing General Partner

                                     By: /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                     By: /s/Thomas C. Novosel
                                         Senior Vice President and
                                         Chief Accounting Officer

                                   Date: March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye               Date: March 31, 2003
Patrick J. Foye
Executive Vice President
and Director

/s/Thomas C. Novosel             Date: March 31, 2003
Thomas C. Novosel
Senior Vice President and
Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Properties Fund XVI;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Properties Fund XVI;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

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

99   Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVI (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 31, 2003

                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 31, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.