Form 10QSB
period 2003-03-31
CENTURY PROPERTIES FUND XVI
filed 2003-05-14
CIK 351931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarterly period ended March 31, 2003


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
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $ 394
   Receivables and deposits                                                     284
   Restricted escrows                                                            61
   Other assets                                                                 115
   Investment properties:
      Land                                                   $ 1,409
      Buildings and related personal property                  16,049
                                                               17,458
      Less accumulated depreciation                           (10,530)        6,928
                                                                            $ 7,782
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 49
   Accrued property taxes                                                        84
   Tenant security deposit liabilities                                           66
   Other liabilities                                                            145
   Mortgage notes payable                                                     6,953

Partners' (Deficit) Capital
   General partners                                          $ (3,874)
   Limited partners (130,000 units issued and
      outstanding)                                              4,359           485
                                                                            $ 7,782

                See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                    March 31,
                                                               2003          2002
Revenues:
   Rental income                                               $ 673         $ 757
   Other income                                                    91            66
      Total revenues                                              764           823

Expenses:
   Operating                                                      337           341
   General and administrative                                      57            69
   Depreciation                                                   181           175
   Interest                                                       145           147
   Property taxes                                                  85            71
      Total expenses                                              805           803

Net (loss) income                                              $ (41)        $ 20

Net (loss) income allocated to general partners (6.9%)         $ (3)          $ 1
Net (loss) income allocated to limited partners (93.1%)           (38)           19

                                                               $ (41)        $ 20

Net (loss) income per limited partnership unit                $ (.29)       $ 0.15

                See Accompanying Notes to Consolidated Financial Statements


                             CENTURY PROPERTIES FUND XVI
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)




                                      Limited
                                    Partnership    General     Limited
                                       Units      Partners    Partners      Total

Original capital contributions        130,000     $     --    $ 65,000     $65,000

Partners' (deficit) capital
   at December 31, 2002               130,000     $ (3,871)    $ 4,397     $   526

Net loss for the three months
   ended March 31, 2003                    --           (3)        (38)        (41)

Partners' (deficit) capital
   at March 31, 2003                  130,000     $ (3,874)    $ 4,359     $   485


                See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                     March 31,
                                                                  2003       2002
Cash flows from operating activities:
  Net (loss) income                                              $ (41)       $ 20
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   181         175
     Amortization of loan costs                                       8           8
     Change in accounts:
      Receivables and deposits                                      104         121
      Other assets                                                   13          14
      Accounts payable                                               46           4
      Accrued property taxes                                       (130)       (116)
      Tenant security deposit liabilities                            12           1
      Other liabilities                                              43          61

        Net cash provided by operating activities                   236         288

Cash flows from investing activities:
  Property improvements and replacements                            (61)       (101)
  Net withdrawals from restricted escrows                            28          25

        Net cash used in investing activities                       (33)        (76)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                (27)        (25)

Net increase in cash and cash equivalents                           176         187

Cash and cash equivalents at beginning of period                    218         272

Cash and cash equivalents at end of period                       $ 394        $ 459

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 137        $ 139


                See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately
$38,000 and $43,000 during the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $33,000 and $36,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no such fees paid during the three months ended March 31, 2003 and 2002.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $43,000 and $52,000, respectively.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Ralston Place                                 94%        96%
        Tampa, Florida
      Woods of Inverness Apartments                 86%        93%
        Houston, Texas

The Managing General Partner attributes the decline in occupancy at Woods of Inverness Apartments to slow market conditions in Houston and more tenants buying houses due to low mortgage interest rates.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2003 was approximately $41,000 compared to net income of approximately $20,000 for the corresponding period in 2002. Net income decreased for the three months ended March 31, 2003 as compared to the same period in 2002 as a result of a decrease in total revenues and a slight increase in total expenses. Total revenues decreased primarily due to a decrease in rental revenue partially offset by an increase in other income. Rental revenue decreased primarily due to decreases in occupancy and average rental rates at both of the Partnership's properties. Other income increased primarily due to an increase in late charges at Ralston Place Apartments.

Total expenses increased for the three months ended March 31, 2003 primarily due to an increase in property tax expenses partially offset by a decrease in general and administrative expenses. Operating, depreciation, and interest expense remained relatively constant for the comparable periods. Property tax expense increased due to increases in the assessed values of both of the Partnership's properties.

General and administrative expenses decreased for the three months ended March 31, 2003 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and reduced professional fees associated with the management of the Partnership. Also included in general and administrative expenses at March 31, 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $394,000 compared to approximately $459,000 at March 31, 2002.
Cash and cash equivalents increased approximately $176,000 since December 31, 2002 due to approximately $236,000 of cash provided by operating activities, partially offset by approximately $33,000 and $27,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of March 31, 2003. There were no advances to the Partnership during the three months ended March 31, 2002. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Ralston Place Apartments

During  the  three  months  ended  March 31,  2003,  the  Partnership  completed approximately $13,000 of capital improvements at Ralston Place Apartments, consisting primarily of floor covering replacements. These improvements were funded from replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $138,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural improvements, floor covering replacements, and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Woods of Inverness Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $48,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of floor covering replacements and structural improvements. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $94,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of plumbing fixtures, siding replacement, rebuilding of stairwells, floor covering replacement, and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $6,953,000 is amortized over 360 months with a balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership did not make any distributions during the three month periods ended March 31, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 80,028.69 limited partnership units (the "Units") in the Partnership representing 61.56% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.56% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. However, with respect to 47,488.68 units, owned by Insignia Properties LP, an affiliate of the Managing General Partner, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by non-tendering unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all outstanding balance over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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

                                   Date: May 14, 2003

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


Date: May 14, 2003

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


Date: May 14, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                     /s/Patrick J. Foye
                               Name: Patrick J. Foye
                               Date: May 14, 2003


                                     /s/Paul J. McAuliffe
                               Name: Paul J. McAuliffe
                               Date: May 14, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.