Form 10QSB
period 2003-09-30
CENTURY PROPERTIES FUND XVI
filed 2003-11-13
CIK 351931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $  299
   Receivables and deposits                                                     342
   Restricted escrows                                                            99
   Other assets                                                                 172
   Investment properties:
      Land                                                   $ 1,409
      Buildings and related personal property                  16,145
                                                               17,554
      Less accumulated depreciation                           (10,889)        6,665
                                                                            $ 7,577
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 15
   Accrued property taxes                                                       229
   Tenant security deposit liabilities                                           67
   Other liabilities                                                            141
   Mortgage notes payable                                                     6,897

Partners' (Deficiency) Capital
   General partners                                          $ (3,894)
   Limited partners (130,000 units issued and
      outstanding)                                              4,122           228
                                                                            $ 7,577


            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                      Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                      2003         2002           2003          2002
Revenues:
  Rental income                      $ 688         $ 743        $ 2,100       $ 2,278
  Other income                           95            82           251           211
      Total revenues                    783           825         2,351         2,489

Expenses:
  Operating                             352           328         1,018         1,005
  General and administrative             66            64           179           193
  Depreciation                          176           175           540           529
  Interest                              144           146           434           440
  Property tax                           59            71           229           213
      Total expenses                    797           784         2,400         2,380

Net (loss) income                    $ (14)        $ 41          $ (49)        $ 109
Net (loss) income allocated
  to general partners (6.9%)          $ (1)         $ 3           $ (3)         $ 8
Net (loss) income allocated to
  limited partners (93.1%)              (13)           38           (46)          101
                                     $ (14)        $ 41          $ (49)        $ 109
Net (loss) income per limited
  partnership unit                  $ (0.10)      $ 0.29        $ (0.35)       $ 0.78

Distributions per limited
  partnership unit                    $ --         $ --          $ 1.76        $ 2.26


            See Accompanying Notes to Consolidated Financial Statements


                            CENTURY PROPERTIES FUND XVI
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership     General      Limited
                                      Units        Partners     Partners      Total

Original capital contributions       130,000         $ --       $65,000      $65,000

Partners' (deficiency) capital
  at December 31, 2002               130,000       $(3,871)     $ 4,397       $ 526

Distributions to partners                 --           (20)        (229)        (249)

Net loss for the nine months
  ended September 30, 2003                --            (3)         (46)         (49)

Partners' (deficiency) capital
  at September 30, 2003              130,000       $(3,894)     $ 4,122       $ 228


            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2003        2002
Cash flows from operating activities:
  Net (loss) income                                              $ (49)       $ 109
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   540          529
     Amortization of loan costs                                      24           24
     Casualty gain                                                   --          (15)
     Change in accounts:
      Receivables and deposits                                       46           (1)
      Other assets                                                  (60)        (122)
      Accounts payable                                               12           82
      Accrued property taxes                                         15           25
      Tenant security deposit liabilities                            13            1
      Other liabilities                                              39           49
        Net cash provided by operating activities                   580          681

Cash flows from investing activities:
  Property improvements and replacements                           (157)        (291)
  Insurance proceeds received                                        --           22
  Net (deposits to) withdrawals from restricted escrows             (10)           3
        Net cash used in investing activities                      (167)        (266)

Cash flows from financing activities:
  Distributions to partners                                        (249)        (317)
  Advances from affiliates                                           --           47
  Payments on advances from affiliates                               --          (47)
  Payments on mortgage notes payable                                (83)         (76)
        Net cash used in financing activities                      (332)        (393)

Net increase in cash and cash equivalents                         $ 81        $ 22
Cash and cash equivalents at beginning of period                    218          272

Cash and cash equivalents at end of period                       $ 299        $ 294

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 411        $ 417


            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $118,000 and $127,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $98,000 and $111,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. Approximately $12,000 and $16,000 of Partnership management fees were paid along with the distributions from operations made during the nine months ended September 30, 2003 and 2002, respectively, and are included in general partner distributions.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of September 30, 2003. During the nine months ended September 30, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $47,000 to cover operating expenses. This loan was repaid during the nine months ended September 30, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000 for the nine months ended September 30, 2002. There were no advances to the Partnership during the nine months ended September 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $52,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Ralston Place                                 93%        96%
        Tampa, Florida
      Woods of Inverness Apartments                 90%        93%
        Houston, Texas

The Managing General Partner attributes the decline in occupancy at both the Partnership's properties to poor economic conditions.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2003 was approximately $49,000 compared to net income of approximately $109,000 for the corresponding period in 2002. The Partnership's net loss for the three months ended September 30, 2003 was approximately $14,000 compared to net income of approximately $41,000 for the corresponding period in 2002. Net income decreased for the three and nine months ended September 30, 2003 compared to the same period in 2002 as a result of a decrease in total revenues and a slight increase in total expenses. Total revenues decreased for both the three and nine months ended September 30, 2003 primarily due to a decrease in rental income partially offset by an increase in other income. Rental income decreased primarily due to a decrease in occupancy at both of the Partnership's properties along with an increase in concessions and bad debt expense at both of the Partnership's properties partially offset by an increase in rental rates at both properties. Other income increased primarily due to an increase in lease cancellation fees at Woods of Inverness Apartments and an increase in late charges at Ralston Place Apartments.

Total expenses increased for the nine months ended September 30, 2003 primarily due to an increase in operating, depreciation, and property tax expenses partially offset by a decrease in general and administrative expense. Operating expense increased due to an increase in property expenses partially offset by decreases in maintenance and administrative expenses. Property expense increased due to increases in salaries and related benefits, employee apartments, and utilities at Woods of Inverness Apartments partially offset by a decrease in contract courtesy patrol at Ralston Place Apartments. Maintenance expense decreased due to decreases in contract services primarily at Woods of Inverness Apartments. Administrative expense decreased due to a decrease in messaging services at Woods of Inverness Apartments and a decrease in credit services and contract cleaning at Ralston Place Apartments. Depreciation expense increased due to property improvements and enhancements completed at both of the Partnership's properties over the past year, which are now being depreciated. Property tax expense increased due to increases in the assessed value of both of the Partnership's properties.

Total expenses increased for the three months ended September 30, 2003 primarily due to an increase in operating expenses partially offset by a decrease in property tax expense. Depreciation, interest and general and administrative expenses remained relatively constant for the three months ended September 30, 2003. Operating expense increased due to an increase in property expenses. Property expense increased due to increases in salaries and related benefits at both of the Partnership's properties. Property tax expense decreased due to a decrease in estimated tax liability at both of the Partnership's properties.

General and administrative expenses remained relatively constant for three months ended September 30, 2003 and decreased for the nine months ended September 30, 2003. General and administrative expenses decreased for the nine months ended September 30, 2003 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. For the three months ended September 30, 2003 this decrease was more than offset by increased professional fees associated with the management of the Partnership. Also included in general and administrative expenses at September 30, 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $299,000 compared to approximately $294,000 at September 30, 2002. Cash and cash equivalents increased approximately $81,000 since December 31, 2002 due to approximately $580,000 of cash provided by operating activities partially offset by approximately $332,000 and $167,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements and additions to restricted escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of September 30, 2003. During the nine months ended September 30, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $47,000 to cover operating expenses. This loan was repaid during the nine months ended September 30, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000 for the nine months ended September 30, 2002. There were no advances to the Partnership during the nine months ended September 30, 2003. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Ralston Place

During the nine months ended September 30, 2003, the Partnership completed approximately $42,000 of capital improvements at Ralston Place, consisting primarily of floor covering replacements and air conditioning and appliance upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of structural improvements, additional floor covering replacements, and major landscaping. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Woods of Inverness Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $115,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of floor covering replacements, structural improvements, appliance upgrades, plumbing fixtures, office computers, and air conditioning upgrades. These improvements were funded from operating cash flow and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $127,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of additional plumbing fixtures, siding replacement, rebuilding of stairwells, floor covering replacement, structural improvements and parking lot upgrades. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $6,897,000 is amortized over 360 months with a combined balloon payment of approximately $6,618,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                Nine Months Ended    Per Limited   Nine Months Ended    Per Limited
                  September 30,      Partnership     September 30,      Partnership
                       2003             Unit              2002              Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 80,028.69 limited partnership units (the "Units") in the Partnership representing 61.56% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 61.56% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P. (formerly known as Insignia Properties LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all outstanding balances over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.