Form 10KSB
period 2003-12-31
CENTURY PROPERTIES FUND XVI
filed 2004-03-29
CIK 351931

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $1,844,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Century Properties Fund XVI (the "Partnership" or the "Registrant") was organized in December 1980 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI or "Non-Managing General Partner"), a California general partnership, are the general partners of the Partnership. NPI Equity Investments II Inc., a Florida corporation ("NPI Equity"), is the managing partner of FRI. Both FCMC and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO") a publicly traded real estate investment trust. The partnership agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

Beginning in August 1981 through April 1982, the Partnership offered and sold 130,000 Limited Partnership Units for an aggregate of $65,000,000. The net proceeds of this offering were used to acquire ten income-producing real estate properties. The Partnership's original property portfolio was geographically
diversified  with  properties   acquired  in  six  states.   The   Partnership's
acquisition activities were completed in 1983, and since then, the principal activity of the Partnership has been managing its portfolio. During the period from 1986 through 1991, eight multi-family residential properties were either sold or otherwise disposed. During 2003, one multi-family residential property was held for sale and the sale was completed in 2004. The Partnership continues to own and operate one of its originally acquired properties. See "Item 2. Description of Properties."

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 6" of this Form 10-KSB.
Item 2.     Description of Property

The following table sets forth the Partnership's investment property:

                               Date of
Property                       Purchase      Type of Ownership            Use

Woods of Inverness              07/82     Fee ownership subject       Apartments
  Apartments                              to first mortgage            272 units
  Houston, Texas

The property is held by a Limited Partnership which is wholly-owned by the Partnership.

On January 30, 2004, the Partnership sold Ralston Place Apartments to an unaffiliated third party for approximately $7,725,000. After payment of closing costs of approximately $351,000, the net proceeds received by the Partnership were approximately $7,374,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale during the first quarter of 2004 of approximately $4,600,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000, as a result of the write off of unamortized loan costs and a prepayment penalty. In accordance with Statement of Financial Accounting Standards No. 144, the assets and liabilities of the property have been classified as held for sale at December 31, 2003 and the operations of the property have been shown as income from discontinued operations for the years ended December 31, 2003 and 2002.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                            Gross
                          Carrying    Accumulated                            Federal
Property                    Value     Depreciation     Rate      Method     Tax Basis
                               (in thousands)                             (in thousands)

Woods of Inverness
  Apartments               $10,698      $ 6,673      5-30 yrs     S/L        $ 2,222

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

The gross carrying value, accumulated depreciation and Federal tax basis of Ralston Place Apartments, which is classified as assets held for sale as of December 31, 2003, was approximately $7,037,000, $4,396,000 and $1,459,000, respectively.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                           Principal                                         Principal
                           Balance At                                         Balance
                          December 31,    Interest    Period    Maturity       Due At
       Property               2003          Rate     Amortized    Date        Maturity
                         (in thousands)                                    (in thousands)

Woods of Inverness
  Apartments                 $4,776        7.88%      30 yrs     1/2006        $4,602

The mortgage note payable is non-recourse and secured by a pledge of the Partnership's property and the rental revenues derived there from.

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details as to the terms of the loan.

The loan encumbering Ralston Place Apartments of approximately $2,092,000 is included in liabilities related to assets held for sale and was repaid subsequent to December 31, 2003. See "Item 7. Financial Statements - Note G - Subsequent Event".

Rental Rates and Occupancy

Average   annual   rental  rates  and  occupancy  for  2003  and  2002  for  the
Partnership's property:

                                        Average Annual           Average Annual
                                         Rental Rates               Occupancy
                                          (per unit)
 Property                             2003          2002        2003        2002

 Woods of Inverness Apartments       $7,916        $7,768        87%         91%

The Managing General Partner attributes the decrease in occupancy at Woods of Inverness Apartments to lower interest rates which are encouraging people to buy homes.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for the Partnership's property were:

                                           2003            2003
                                          Taxes            Rate
                                      (in thousands)

Woods of Inverness Apartments              $207            2.94%

Capital Improvements

Ralston Place Apartments: During the year ended December 31, 2003, the Partnership completed approximately $154,000 in capital improvements at Ralston Place Apartments consisting primarily of floor covering replacements and painting, major landscaping and structural improvements completed in preparation for the sale of the property. These improvements were funded from operating cash flow and replacement reserves. Subsequent to December 31, 2003 Ralston Place Apartments was sold to a third party.

Woods of Inverness Apartments: During the year ended December 31, 2003, the Partnership completed approximately $184,000 in capital improvements at Woods of Inverness Apartments consisting primarily of appliance and floor covering replacements, structural improvements and office computers. These improvements were funded from operating cash flow and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $150,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 130,000 Units outstanding held by 3,165 limited partners of record. Affiliates of the Managing General Partner owned 84,525.69 Units or 65.02% of the outstanding Units at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Operations              $ 452            $ 3.20           $ 392            $ 2.80

Subsequent to December 31, 2003, the Partnership declared and paid a distribution of approximately $4,500,000 (approximately $4,410,000 to the limited partners or $33.92 per limited partnership unit) from the sale of Ralston Place Apartments on January 30, 2004. (See "Item 7. Financial Statements
- Note G").

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing and/or property sale. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,525.69 limited partnership units (the "Units") in the Partnership representing 65.02% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.02% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P. (formerly known as Insignia Properties LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $237,000 compared to net income of approximately $153,000 for the corresponding period in 2002. Net income decreased for the year ended December 31, 2003 compared to the same period in 2002 as a result of a decrease in total revenues, a decrease in income from discontinued operations and an increase in total expenses.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the consolidated statement of operations for the year ended December 31, 2002 has been restated as of January 1, 2002 to reflect the operations of Ralston Place Apartments as income from discontinued operations due to the property's sale in January 2004.

On January 30, 2004, the Partnership sold Ralston Place Apartments to an unaffiliated third party for $7,725,000. After payment of closing costs of approximately $351,000, the net proceeds received by the Partnership were approximately $7,374,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,600,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000, as a result of the write off of unamortized loan costs and a prepayment penalty. The results of the property's operations for the years ended December 31, 2003 and 2002 are included in income from discontinued operations which was approximately $106,000 and $210,000, respectively, and include revenues of approximately $1,208,000 and $1,275,000, respectively. The decrease in income from discontinued operations was primarily due to reduced occupancy, increased concessions and bad debt expense and increased contract labor expenses partially offset by increased late charges at Ralston Place Apartments.

The loss from continuing operations at December 31, 2003 was approximately $343,000 compared to a loss of approximately $57,000 at December 31, 2002. The increase in loss from continuing operations was due to a decrease in total revenues and an increase in total expenses. Total revenues decreased for the year ended December 31, 2003 primarily due to a decrease in rental income and a casualty gain recognized in 2002, partially offset by an increase in other income. Rental income decreased primarily due to a decrease in occupancy along with an increase in concessions and bad debt expense, partially offset by an increase in rental rates at Woods of Inverness Apartments. Other income increased primarily due to an increase in lease cancellation fees and late charges at Woods of Inverness Apartments.

During 2002, Woods of Inverness recognized a casualty gain of approximately $15,000 resulting from a fire in December 2001. The casualty gain was the result of insurance proceeds received of approximately $22,000 in excess of the net book value of the damaged assets of approximately $7,000.

Total expenses increased for the year ended December 31, 2003 primarily due to an increase in operating and general and administrative expenses. Depreciation, interest and property tax expenses remained relatively constant for the year ended December 31, 2003. Operating expense increased due to increases in property and insurance expenses partially offset by a decrease in maintenance expense. Property expense increased due to increases in salaries and related benefits, utilities and leasing incentives at Woods of Inverness Apartments. Insurance expense increased due to increased hazard insurance premiums at Woods of Inverness Apartments. Maintenance expense decreased due to reduced contract repair services required at Wood of Inverness Apartments.

General and administrative expenses increased for the year ended December 31, 2003 due to an increase in the costs of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at December 31, 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $44,000 compared to approximately $218,000 at December 31, 2002, a decrease of approximately $174,000. The decrease in cash and cash equivalents is due to approximately $564,000 and $338,000 of cash used in financing and investing activities, respectively, partially offset by approximately $728,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties and distributions to partners. Cash used in investing activities consisted of property improvements and replacements and additions to restricted escrow accounts maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of December 31, 2003. During the year ended December 31, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $47,000 to cover operating expenses. This loan was repaid during the year ended December 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000 for the year ended December 31, 2002. There were no advances to the Partnership during the year ended December 31, 2003. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and expects to budget approximately $150,000. Additional improvements may be considered during 2004 and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,776,000 is amortized over 360 months with a balloon payment of approximately $4,602,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2003             Unit             2002             Unit

Operations              $ 452            $ 3.20           $ 392            $ 2.80

Subsequent to December 31, 2003, the Partnership declared and paid a distribution of approximately $4,500,000 (approximately $4,410,000 to the limited partners or $33.92 per limited partnership unit) from the sale of Ralston Place Apartments on January 30, 2004 (See "Item 7. Financial Statements
- Note G").

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing and/or property sale. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit further distributions to its partners in 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,525.69 limited partnership units (the "Units") in the Partnership representing 65.02% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.02% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P. (formerly known as Insignia Properties LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

     Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XVI


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVI as of December 31, 2003, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                           CENTURY PROPERTIES FUND XVI
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                      $ 44
   Receivables and deposits                                                        295
   Restricted escrows                                                              135
   Other assets                                                                    111
   Investment property (Notes B and E):
      Land                                                       $ 905
      Buildings and related personal property                      9,793
                                                                  10,698
      Less accumulated depreciation                               (6,673)        4,025
   Assets held for sale (Note G)                                                 2,708
                                                                              $ 7,318

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                            $ 144
   Accrued property taxes                                                          207
   Tenant security deposit liabilities                                              31
   Other liabilities                                                               132
   Due to affiliate (Note D)                                                        49
   Mortgage note payable (Note B)                                                4,776
   Liabilities related to assets held for sale (Note G)                          2,142

Partners' (Deficiency) Capital
   General partners                                             $ (3,923)
   Limited partners (130,000 units issued and outstanding)         3,760          (163)
                                                                              $ 7,318

           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                               Years Ended December 31,
                                                                  2003          2002
                                                                             (Restated)
Revenues:
  Rental income                                                 $ 1,637        $ 1,825
  Other income                                                      207            194
  Casualty gain (Note F)                                             --             15
      Total revenues                                              1,844          2,034

Expenses:
  Operating                                                         865            815
  General and administrative                                        281            233
  Depreciation                                                      436            425
  Interest                                                          398            404
  Property tax                                                      207            214
      Total expenses                                              2,187          2,091

Loss from continuing operations                                    (343)           (57)
Income from discontinued operations                                 106            210

Net (loss) income (Note C)                                       $ (237)        $ 153

Net (loss) income allocated to general partners (6.9%)           $ (16)         $ 11

Net (loss) income allocated to limited partners (93.1%)            (221)           142

                                                                 $ (237)        $ 153
Per limited partnership unit:
Loss from continuing operations                                 $ (2.46)       $ (.41)
Income from discontinued operations                                 .76           1.50

Net (loss) income per limited partnership unit                  $ (1.70)       $ 1.09

Distributions per limited partnership unit                       $ 3.20        $ 2.80


           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)



                                       Limited
                                      Partnership     General      Limited
                                         Units        Partners     Partners      Total

Original capital contributions          130,000         $ --       $65,000      $65,000

Partners' (deficiency) capital
  at December 31, 2001                  130,000       $(3,854)     $ 4,619       $ 765

Distributions to partners                    --           (28)        (364)        (392)

Net income for the year ended
  December 31, 2002                          --            11          142          153

Partners' (deficiency) capital
  At December 31, 2002                  130,000        (3,871)       4,397          526

Distributions to partners                    --           (36)        (416)        (452)

Net loss for the year ended
  December 31, 2003                          --           (16)        (221)        (237)

Partners' (deficiency) capital
  At December 31, 2003                  130,000       $(3,923)     $ 3,760      $ (163)


           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Year Ended December 31,
                                                                  2003        2002
Cash flows from operating activities:
  Net (loss) income                                              $ (237)      $ 153
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   720          708
     Amortization of loan costs                                      32           32
     Casualty gain                                                   --          (15)
     Change in accounts:
      Receivables and deposits                                       55         (101)
      Other assets                                                  (36)          (3)
      Accounts payable                                               95          (27)
      Accrued property taxes                                         (7)          27
      Tenant security deposit liabilities                            13           (2)
      Due to affiliates                                              49           --
      Other liabilities                                              44           (4)
        Net cash provided by operating activities                   728          768

Cash flows from investing activities:
  Property improvements and replacements                           (292)        (338)
  Insurance proceeds received                                        --           22
  Net deposits to restricted escrows                                (46)         (12)
        Net cash used in investing activities                      (338)        (328)

Cash flows from financing activities:
  Distributions to partners                                        (452)        (392)
  Advances from affiliates                                           --           47
  Payments on advances from affiliates                               --          (47)
  Payments on mortgage notes payable                               (112)        (102)
        Net cash used in financing activities                      (564)        (494)

Net decrease in cash and cash equivalents                          (174)         (54)

Cash and cash equivalents at beginning of year                      218          272

Cash and cash equivalents at end of year                          $ 44        $ 218

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 546        $ 555
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 46        $ --

           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003


Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XVI (the "Partnership" or "Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 2003, the Partnership operates two residential apartment complexes, one each located in Texas and Florida. The Florida property is held for sale. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

Basis of Presentation: Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operations on the statement of operations. As a result, the consolidated statement of operations for the year ended December 31, 2002 has been restated as of January 1, 2002 to reflect the operations of Ralston Place Apartments as income from discontinued operations due to the property's sale in January 2004.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of the Partnership and one wholly owned partnership and one 99% owned partnership. The general partner of the 99% owned partnership can be removed by the Partnership; therefore, this partnership is controlled and consolidated by the Partnership. All significant interpartnership transactions have been eliminated.

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

Cash from sales or other disposition, or refinancing and working capital reserves must be distributed as follows: (i) first, 2% to the general partners and 98% to the limited partners until an aggregate amount is distributed to the limited partners equal to the total of their original invested capital contributed plus 8% per year, determined on a cumulative, noncompounded basis, on adjusted invested capital, adjusted as needed, of such Limited Partnership Unit Holder; (ii) second, to the general partners 15% of any additional cash from sales or refinancing and working capital reserve available for distribution, and (iii) the remainder shall be allocated 98% to the limited partners and 2% to the general partners. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $24,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Managing General Partner will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs: Loan costs of approximately $184,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized by the straight-line method over the life of the loan. At December 31, 2003, accumulated amortization is approximately $146,000. Amortization of loan costs is included in interest expense and was approximately $18,000 for both the years ended December 31, 2003 and 2002. Amortization expense is expected to be approximately $18,000 for 2004 and 2005 and approximately $2,000 for 2006 at which time loan costs will be fully amortized.

Investment Properties: Investment properties consist of two apartment complexes, including one apartment complex held for sale at December 31, 2003, and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

Fair Value: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's debt, at the Partnership's incremental borrowing rate is approximately $4,933,000.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $50,000 and $46,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expenses.

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

Note B - Mortgage Note Payable

The principle terms of the mortgage note payable is as follows:

                      Principal     Monthly                                      Principal
                      Balance At    Payment                                       Balance
                     December 31,  Including   Interest    Period    Maturity     Due At
      Property           2003       Interest     Rate     Amortized    Date      Maturity
                          (in thousands)                                      (in thousands)
Woods of Inverness
  Apartments            $4,776        $ 38       7.88%     30 yrs     1/2006      $4,602

The mortgage note payable is nonrecourse and is secured by a pledge of the property and by a pledge of revenues from the property. Prepayment penalties are required if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

The mortgage note payable encumbering Ralston Place Apartments of approximately $2,092,000 is included in liabilities related to assets held for sale and was repaid subsequent to December 31, 2003 (see "Note G - Subsequent Event").

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2003 are as follows (in thousands):

                             2004             $    84
                             2005                  90
                             2006               4,602
                                              $ 4,776

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net (loss) income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands except per unit data):

                                                     2003          2002

Net (loss) income as reported                       $ (237)        $ 153
Add (deduct):
  Unearned revenue                                       1            (5)
  Depreciation differences                             402           393
  Miscellaneous                                         98           (15)
  Casualty                                              --           (15)
Federal taxable income                              $ 264          $ 511

Federal taxable income per limited
  partnership unit                                  $ 1.89        $ 3.66

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 2003

Net liabilities as reported                     $ (163)
Land and buildings                                 881
Accumulated depreciation                        (3,867)
Syndication and distribution costs               8,258
Other                                              209

Net assets - Federal tax basis                 $ 5,318

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $150,000 and $162,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $180,000 and $128,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note H"). Approximately $49,000 of these expenses were accrued at December 31, 2003 and are included in due to affiliate.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. Approximately $22,000 and $20,000 of Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2003 and 2002, respectively, and are included in general partner distributions.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of December 31, 2003. During the year ended December 31, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $47,000 to cover operating expenses. This loan was repaid during the year ended December 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000 for the year ended December 31, 2002. There were no advances to the Partnership during the year ended December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $52,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,525.69 limited partnership units (the "Units") in the Partnership representing 65.02% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.02% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P. (formerly known as Insignia Properties LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                        Buildings           Costs
                                                       and Related      (Written Off)
                                                        Personal        Subsequent to
     Description         Encumbrances       Land        Property         Acquisition
                        (in thousands)                                 (in thousands)

Woods of Inverness          $ 4,776        $ 1,292       $10,305           $ (899)

                       Gross Amount At Which Carried
                           At December 31, 2003
                              (in thousands)

                                Buildings
                               And Related
                                 Personal               Accumulated       Date    Depreciable
     Description        Land     Property     Total     Depreciation    Acquired   Life-Years
                                                       (in thousands)

Woods of Inverness     $ 905     $ 9,793     $10,698      $ 6,673        07/82      5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2003            2002
                                                     (in thousands)

Balance at beginning of year                    $17,397          $17,079
  Property improvements                             338              338
  Disposition of assets                              --              (20)
  Investment property held for sale              (7,037)              --
Balance at end of year                          $10,698          $17,397

Accumulated Depreciation

Balance at beginning of year                    $10,349          $ 9,654
  Additions charged to expense                      720              708
  Disposition of assets                              --              (13)
  Investment property held for sale              (4,396)              --
Balance at end of year                          $ 6,673          $10,349

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2003 and 2002 is approximately $10,805,000 and $10,621,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002 is approximately $8,583,000 and $8,399,000, respectively.

Ralston Place Apartments sold on January 30, 2004 and is excluded from the above schedules and is classified as assets held for sale at December 31, 2003. The gross carrying value and accumulated depreciation of Ralston Place Apartments at December 31, 2003, was approximately $7,037,000 and $4,396,000, respectively.

Note F - Casualty Gain

During 2002, Woods of Inverness recognized a casualty gain of approximately $15,000 resulting from a fire in December 2001. The casualty gain was the result of insurance proceeds received of approximately $22,000 in excess of the net book value of the damaged assets of approximately $7,000.

Note G - Subsequent Event

On January 30, 2004, the Partnership sold Ralston Place Apartments to an unaffiliated third party for $7,725,000. After payment of closing costs of approximately $351,000, the net proceeds received by the Partnership were approximately $7,374,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,600,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000, as a result of the write off of unamortized loan costs and a prepayment penalty. The results of the property's operations for the years ended December 31, 2003 and 2002 are included in income from discontinued operations which was approximately $106,000 and $210,000, respectively, and includes revenues of approximately $1,208,000 and $1,275,000, respectively. During the first quarter of 2004, the Partnership declared and paid a distribution of approximately $4,500,000 (approximately $4,410,000 to the limited partners or $33.92 per limited partnership unit) from the remaining sale proceeds.

Note H - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Managing General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Managing General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the Managing General Partner of approximately $49,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Managing General Partner for the year ended December 31, 2003 were approximately $180,000, as compared to the estimated management reimbursements to the Managing General Partner for the nine months ended September 30, 2003 of approximately $98,000.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2003.

               Name of                                         Percentage
          Beneficial Owner                Number of Units       of Class

AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    47,488.68           36.53%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                    36,837.01           28.34%
Fox Capital Management Corp
  (an affiliate of AIMCO)`                      200.00            0.15%

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) and Fox Capital Management Corp. are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $150,000 and $162,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $180,000 and $128,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note H"). Approximately $49,000 of these expenses were accrued at December 31, 2003 and are included in due to affiliate.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. Approximately $22,000 and $20,000 of Partnership management fees were paid along with the distributions from operations made during the years ended December 31, 2003 and 2002, respectively, and are included in general partner distributions.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of December 31, 2003. During the year ended December 31, 2002, an affiliate of the Managing General Partner advanced the Partnership approximately $47,000 to cover operating expenses. This loan was repaid during the year ended December 31, 2002. Interest was charged at prime plus 2% and amounted to less than $1,000 for the year ended December 31, 2002. There were no advances to the Partnership during the year ended December 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $52,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,525.69 limited partnership units (the "Units") in the Partnership representing 65.02% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.02% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P. (formerly known as Insignia Properties LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b) Reports on Form 8-K filed during the quarter ended December 31, 2003.

            None.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $38,000 and $36,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $10,000 and $12,000, respectively.

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


                                    CENTURY PROPERTIES FUND XVI


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

                           CENTURY PROPERTIES FUND XVI

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibit

     2.1 Agreement and Plan of Merger, dated as of October 1, 2000, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 of IPT's Current Report or Form 8-K, file No. 1-4179, dated October 1, 2000. (Page 1)

     2.5 Master Indemnity Agreement incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995. (Page 2)

     3.4 Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Registrant dated August 17, 1981 and thereafter supplemented June 25, 1979 and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-71473). (Page 3)

     10.1 Form of First Mortgage Note dated as of December 29, 1995 from the Registrant to Secore Financial Corporation ("Secore") relating to the refinancing of the Landings and Woods of Inverness incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report of Form 10-KSB for the year ended December 31, 1995. (Page 4)

     10.2 Form of First Mortgage Note dated as of December 29, 1995 from the Registrant to Secore relating to the refinancing of the Landings and Woods of Inverness incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report of Form 10-KSB for the year ended December 31, 1995. (Page 4)

     10.3 Purchase and Sale Contract between Landings CPF 16, L.P. and CNC Investments, Ltd., LLP, dated October 20, 2003. (Filed with Form 8-K dated January 30, 2004 and incorporated herein by reference.)

     10.4 First Amendment to Purchase and Sale Contract between Landings CPF 16, L.P., and CNC Investments, LTD., LLP dated December 9, 2003. (Filed with Form 8-K dated January 30, 2004 and incorporated herein by reference.)

     10.5 Second Amendment to Purchase and Sale Contract between Landings CPF 16, L.P., and CNC Investments, LTD., LLP dated December 19, 2003. (Filed with Form 8-K dated January 30, 2004 and incorporated herein by reference.)

     10.6 Third Amendment to Purchase and Sale Contract between Landings CPF 16, L.P., and CNC Investments, LTD., LLP dated December 30, 2003. (Filed with Form 8-K dated January 30, 2004 and incorporated herein by reference.)

     10.7 Assignment and Assumption of Purchase and Sale Contract between CNC Investments, Ltd., LLP, and Sangeetha Limited Partnership dated
          January 27, 2004. (Filed with Form 8-K dated January 30, 2004 and incorporated herein by reference.)

     31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                 /s/Martha L. Long
                                 Martha L. Long
                                 Senior   Vice   President   of  Fox  Capital
                                 Management  Corporation,  equivalent  of the
                                 chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVI (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004

                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.