Form 10QSB
period 2004-03-31
CENTURY PROPERTIES FUND XVI
filed 2004-05-14
CIK 351931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                 $ 417
   Receivables and deposits                                                     148
   Restricted escrows                                                            64
   Other assets                                                                  67
   Investment property:
      Land                                                    $ 905
      Buildings and related personal property                   9,797
                                                               10,702
      Less accumulated depreciation                            (6,782)        3,920
                                                                            $ 4,616
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 139
   Accrued property taxes                                                        52
   Tenant security deposit liabilities                                           26
   Other liabilities                                                             97
   Due to affiliates (Note B)                                                    52
   Mortgage note payable                                                      4,756

Partners' (Deficiency) Capital
   General partners                                          $ (3,770)
   Limited partners (130,000 units issued and
      outstanding)                                              3,264          (506)
                                                                            $ 4,616


        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                       March 31,
                                                               2004          2003
                                                                          (Restated)
Revenues:
  Rental income                                                $ 345         $ 409
  Other income                                                     56            37
      Total revenues                                              401           446

Expenses:
  Operating                                                       178           213
  General and administrative                                       47            57
  Depreciation                                                    109           109
  Interest                                                         98           100
  Property taxes                                                   53            55
      Total expenses                                              485           534

Loss from continuing operations                                   (84)          (88)
(Loss) income from discontinued operations (Note A)              (290)           47
Gain on sale of discontinued operations (Note C)                4,578            --

Net income (loss)                                             $ 4,204        $ (41)

Net income (loss) allocated to general partners (6.9%)         $ 290         $ (3)
Net income (loss) allocated to limited partners (93.1%)         3,914           (38)

                                                              $ 4,204        $ (41)
Per limited partnership unit:
  Loss from continuing operations                             $ (0.60)      $ (0.63)
  (Loss) income from discontinued operations                    (2.07)         0.34
  Gain on sale of discontinued operations                       32.78            --

Net income (loss) per limited partnership unit                $ 30.11       $ (0.29)

Distributions per limited partnership unit                    $ 33.92        $ --


        See Accompanying Notes to Consolidated Financial Statements

                        CENTURY PROPERTIES FUND XVI
    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)




                                      Limited
                                    Partnership    General      Limited
                                       Units      Partners     Partners        Total

Original capital contributions        130,000       $ --        $65,000       $65,000

Partners' (deficiency) capital
   at December 31, 2003               130,000      $(3,923)     $ 3,760       $ (163)

Distributions to partners                  --         (137)      (4,410)       (4,547)

Net income for the three months
   ended March 31, 2004                    --          290        3,914         4,204

Partners' (deficiency) capital
   at March 31, 2004                  130,000      $(3,770)     $ 3,264       $ (506)


        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Three Months Ended
                                                                       March 31,
                                                                      2004      2003
Cash flows from operating activities:
  Net income (loss)                                               $ 4,204       $ (41)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation                                                     109          181
     Amortization of loan costs                                         6            8
     Gain on sale of discontinued operations                       (4,578)          --
     Loss on early extinguishment of debt                             229           --
     Change in accounts:
      Receivables and deposits                                        184          104
      Other assets                                                     39           13
      Accounts payable                                                (59)          46
      Accrued property taxes                                         (155)        (130)
      Tenant security deposit liabilities                             (41)          12
      Due to affiliates                                                 3           --
      Other liabilities                                               (49)          43
        Net cash provided by (used in) operating activities          (108)         236

Cash flows from investing activities:
  Property improvements and replacements                              (50)         (61)
  Net withdrawals from restricted escrows                              71           28
  Proceeds from the sale of investment property                     7,321           --
        Net cash provided by (used in) investing activities         7,342          (33)

Cash flows from financing activities:
  Repayment of mortgage notes payable                              (2,089)          --
  Payments on mortgage notes payable                                  (23)         (27)
  Prepayment penalty paid                                            (202)          --
  Distributions paid to partners                                   (4,547)          --
        Net cash used in financing activities                      (6,861)         (27)

Net increase in cash and cash equivalents                             373          176
Cash and cash equivalents at beginning of period                       44          218

Cash and cash equivalents at end of period                         $ 417        $ 394

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 122        $ 137

Included in property  improvements  and  replacements for the three months ended
March 31, 2004 are approximately $46,000 of improvements which were included in accounts payable at December 31, 2003.

        See Accompanying Notes to Consolidated Financial Statements


                        CENTURY PROPERTIES FUND XVI
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the three months ended March 31, 2003 has been restated as of January 1, 2003 to reflect the operations of Ralston
Place Apartments as (loss) income from discontinued operations due to the property's sale in January 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $30,000 and $38,000 during the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $24,000 and $33,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses. Approximately $52,000 of these expenses were accrued at March 31, 2004 and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. There were no such fees paid during the three months ended March 31, 2004 and 2003, as there were no distributions from operations during either period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of March 31, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $28,000. The Partnership was charged approximately $43,000 for 2003.

Note C - Sale of Investment Property

On January 30, 2004, the Partnership sold Ralston Place Apartments to an unaffiliated third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,578,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000, as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in (loss) income from discontinued operations. The results of the property's operations for the three months ended March 31, 2004 and 2003 of approximately ($61,000) and $47,000, respectively, are included in (loss) income from discontinued operations and includes revenues of approximately $60,000 and $318,000, respectively.

Note D - Distributions

During the three months ended March 31, 2004, the Partnership declared and paid a distribution of approximately $4,500,000 (approximately $4,410,000 to the limited partners or $33.92 per limited partnership unit) from the sale proceeds of Ralston Place Apartments. In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $47,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the three months ended March 31, 2004. No such distributions were made during the three months ended March 31, 2003.

Note E - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Woods of Inverness Apartments                 72%        86%
        Houston, Texas

The Managing General Partner attributes the decline in occupancy at Woods of Inverness Apartments to slow market conditions in the local area.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 totaled approximately $4,204,000 compared to a net loss of approximately $41,000 for the three months ended March 31, 2003. The increase in net income for the three months ended March 31, 2004 is primarily due to the gain on sale of Ralston Place Apartments during the first quarter of 2004.

On January 30, 2004, the Partnership sold Ralston Place Apartments to an unaffiliated third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,578,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000, as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in (loss) income from discontinued operations. The results of the property's operations for the three months ended March 31, 2004 and 2003 of approximately ($61,000) and $47,000, respectively, are included in (loss) income from discontinued operations and includes revenues of approximately $61,000 and $319,000, respectively.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the three months ended March 31, 2003 has been restated as of January 1, 2003 to reflect the operations of Ralston
Place Apartments as (loss) income from discontinued operations due to the property's sale in January 2004.

The Partnership recognized a loss from continuing operations of approximately $84,000 for the three months ended March 31, 2004 compared to a loss from continuing operations of approximately $88,000 for the three months ended March 31, 2003. The slight decrease in loss from continuing operations for the three months ended March 31, 2004 was due to a decrease in total expenses largely offset by a decrease in total revenues.

Total expenses decreased due to decreases in operating and general and administrative expenses. Operating expenses decreased primarily due to a decrease in property expense. Property expense decreased primarily due to reduced payroll and related benefit expenses.

General and administrative expenses decreased for the three months ended March 31, 2004 due to a decrease in the costs of services included in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy and an increase in bad debt expense at the Partnership's property partially offset by an increase in rental rates. Other income increased due to increases in utility reimbursements and tenant charges.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $417,000 compared to approximately $394,000 at March 31, 2003.
Cash and cash equivalents increased approximately $373,000 since December 31, 2003 due to approximately $7,342,000 of cash provided by investing activities, partially offset by approximately $6,861,000 and $108,000 of cash used in financing and operating activities respectively. Cash provided by investing activities consisted of proceeds from the sale of Ralston Place Apartments and net withdrawals from restricted escrow accounts, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage encumbering Ralston Place Apartments, principal payments made on the mortgage encumbering the Partnership's properties, prepayment penalties paid and distributions paid to partners.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of March 31, 2004. There were no advances to the Partnership during the three months ended March 31, 2004 and 2003. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Woods of Inverness Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $4,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $146,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of air conditioning unit upgrades, swimming pool and other structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,756,000 is amortized over 360 months with a balloon payment of approximately $4,602,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):


                                       Per Limited                        Per Limited
                 Three Months Ended    Partnership    Three Months Ended  Partnership
                   March 31, 2004          Unit         March 31, 2003        Unit

Sale (1)               $4,500             $33.92             $ --             $ --

(1) From the sale of Ralston Place Apartments on January 30, 2004.

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $47,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the three months ended March 31, 2004. No such distributions were made during the three months ended March 31, 2003.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturity, refinancing and/or property sale. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,744.69 limited partnership units (the "Units") in the Partnership representing 65.19% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.19% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P. (formerly known as Insignia Properties LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  Current Report on Form 8-K dated January 30, 2004 and filed February 12, 2004 disclosing the sale of Ralston Place Apartments.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004

                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.