Form 10QSB
period 2004-06-30
CENTURY PROPERTIES FUND XVI
filed 2004-08-13
CIK 351931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2004


[ ]   Transition Report Under Section 13 or 15(d) of the Exchange Act


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                           CENTURY PROPERTIES FUND XVI
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 267
   Receivables and deposits                                                     130
   Restricted escrows                                                            85
   Other assets                                                                 107
   Investment property:
      Land                                                    $ 905
      Buildings and related personal property                   9,829
                                                               10,734
      Less accumulated depreciation                            (6,892)        3,842
                                                                            $ 4,431
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 56
   Accrued property taxes                                                        93
   Tenant security deposit liabilities                                           24
   Other liabilities                                                            119
   Mortgage note payable                                                      4,735

Partners' (Deficiency) Capital
   General partners                                          $ (3,777)
   Limited partners (130,000 units issued and
      outstanding)                                              3,181          (596)
                                                                            $ 4,431


        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                 2004         2003          2004         2003
                                                           (Restated)                 (Restated)
Revenues:
  Rental income                                 $ 305         $ 457        $ 650        $ 866
  Other income                                      37            45           93           82
      Total revenues                               342           502          743          948

Expenses:
  Operating                                        215           206          393          419
  General and administrative                        73            56          120          113
  Depreciation                                     110           111          219          220
  Interest                                          99           100          197          200
  Property tax                                      40            55           93          110
      Total expenses                               537           528        1,022        1,062

Loss from continuing operations                   (195)          (26)        (279)        (114)
Income (loss) from discontinued
  operations (Note A)                               --            32         (290)          79
Gain on sale of discontinued operations
  (Note C)                                         106            --        4,684           --

Net (loss) income                               $ (89)         $ 6        $ 4,115       $ (35)

Net (loss) income allocated to general
  partners (6.9%)                                $ (6)        $ --         $ 284         $ (3)
Net (loss) income allocated to limited
  partners (93.1%)                                 (83)            6        3,831          (32)

                                                $ (89)         $ 6        $ 4,115       $ (35)
Per limited partnership unit:
  Loss from continuing operations                (1.40)        (0.18)       (2.00)       (0.82)
  Income (loss) from discontinued
    operations                                      --          0.23        (2.07)        0.57
  Gain on sale of discontinued operations         0.76            --        33.54           --

                                               $ (0.64)      $ 0.05       $ 29.47      $ (0.25)
Distributions per limited partnership
  unit                                           $ --        $ 1.76       $ 33.92       $ 1.76


        See Accompanying Notes to Consolidated Financial Statements


                        CENTURY PROPERTIES FUND XVI
    CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership    General      Limited
                                       Units      Partners     Partners        Total

Original capital contributions        130,000       $ --        $65,000       $65,000

Partners' (deficiency) capital
   at December 31, 2003               130,000      $(3,923)     $ 3,760       $ (163)

Distributions to partners                  --         (138)      (4,410)       (4,548)

Net income for the six months
   ended June 30, 2004                     --          284        3,831         4,115

Partners' (deficiency) capital
   at June 30, 2004                   130,000      $(3,777)     $ 3,181       $ (596)


        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                       2004         2003
Cash flows from operating activities:
  Net income (loss)                                                   $ 4,115       $ (35)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                         219          364
     Amortization of loan costs                                            10           16
     Gain on sale of discontinued operations                           (4,684)          --
     Loss on early extinguishment of debt                                 229           --
     Change in accounts:
      Receivables and deposits                                            202           96
      Other assets                                                         (5)         (76)
      Accounts payable                                                    (56)          (3)
      Accrued property taxes                                             (114)         (44)
      Tenant security deposit liabilities                                 (43)          17
      Due to affiliates                                                   (49)          --
      Other liabilities                                                   (27)          35
       Net cash (used in) provided by operating activities               (203)         370

Cash flows from investing activities:
  Property improvements and replacements                                  (62)        (127)
  Net withdrawals from restricted escrows                                  50            3
  Proceeds from sale of investment property                             7,321           --
       Net cash provided by (used in) investing activities              7,309         (124)

Cash flows from financing activities:
  Repayment of mortgage notes payable                                  (2,089)          --
  Payments on mortgage notes payable                                      (44)         (55)
  Prepayment penalty paid                                                (202)          --
  Distributions to partners                                            (4,548)        (249)
       Net cash used in financing activities                           (6,883)        (304)

Net increase (decrease) in cash and cash equivalents                      223          (58)

Cash and cash equivalents at beginning of period                           44          218

Cash and cash equivalents at end of period                             $ 267        $ 160

Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $ 216        $ 274

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in accounts
   payable                                                             $ 20         $ --

Included in property improvements and replacements for the six months ended June
30, 2004 are approximately $46,000 of improvements which were included in accounts payable at December 31, 2003.

        See Accompanying Notes to Consolidated Financial Statements


                        CENTURY PROPERTIES FUND XVI
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the three and six months ended June 30, 2003 has been restated as of January 1, 2003 to reflect the operations of Ralston Place Apartments as income (loss) from discontinued operations due to the property's sale in January 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $48,000 and $78,000 during the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $74,000 and $65,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. Approximately $12,000 of Partnership management fees were paid along with the distribution from operations made during the six months ended June 30, 2003. There were no such fees paid during the six months ended June 30, 2004, as there was not a distribution from operations during this period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of June 30, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $28,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On January 30, 2004, the Partnership sold Ralston Place Apartments to an unaffiliated third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,684,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000, as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations for the six months ended June 30, 2004. The results of the property's operations for the six months ended June 30, 2004 and the three and six months ended June 30, 2003 of approximately ($290,000), $32,000 and $79,000, respectively, are included in income (loss) from discontinued operations and include revenues of approximately $60,000, $302,000 and $620,000, respectively. During the three months ended June 30, 2004, the Partnership recognized a gain on the sale of approximately $106,000 due to a reduction of the estimated costs related to the sale.

Note D - Distributions

During the six months ended June 30, 2004, the Partnership declared and paid a distribution of approximately $4,500,000 (approximately $4,410,000 to the limited partners or $33.92 per limited partnership unit) from the sale proceeds of Ralston Place Apartments. In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $48,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the six months ended June 30, 2004. No such distributions were made during the six months ended June 30, 2003.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Woods of Inverness Apartments                 67%        91%
        Houston, Texas

The Managing General Partner attributes the decline in occupancy at Woods of Inverness Apartments to slow market conditions in the local area. Increased marketing efforts are planned in order to increase occupancy.

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

Results of Operations

The Partnership's net income for the six months ended June 30, 2004 was approximately $4,115,000 as compared to a net loss of approximately $35,000 for the corresponding period in 2003. The Partnership's net loss for the three months ended June 30, 2004 was approximately $89,000 compared to net income of approximately $6,000 for the three months ended June 30, 2003. The increase in net income for the six months ended June 30, 2004 is primarily due to the gain on sale of Ralston Place Apartments during the first quarter of 2004. The decrease in net income for the three months ended June 30, 2004 is due to an increase in loss from continuing operations and a decrease in income from discontinued operations, partially offset by additional gain on sale of discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the three and six months ended June 30, 2003 has been restated as of January 1, 2003 to reflect the operations of Ralston Place Apartments as income (loss) from discontinued operations due to the property's sale in January 2004.

On January 30, 2004, the Partnership sold Ralston Place Apartments to an unaffiliated third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,684,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations. The results of the property's operations for the six months ended June 30, 2004 and the three and six months ended June 30, 2003 of approximately ($290,000), $32,000 and $79,000, respectively, and are included in income (loss) from discontinued operations and includes revenues of approximately $60,000, $302,000 and $620,000, respectively. During the three months ended June 30, 2004, the Partnership recognized a gain on the sale of approximately $106,000 due to a reduction of the estimated costs related to the sale.

The Partnership recognized a loss from continuing operations of approximately $195,000 and $26,000 for the three months ended June 30, 2004 and 2003, respectively, and a loss from continuing operations of approximately $279,000 and $114,000 for the six months ended June 30, 2004 and June 30, 2003, respectively. The increase in loss from continuing operations for the six months ended June 30, 2004 is due to a decrease in total revenues partially offset by a decrease in total expenses. The increase in loss from continuing operations for the three months ended June 30, 2004, is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased for the three and six months ended June 30, 2004 primarily due to a decrease in rental income. Rental income decreased due to a decrease in occupancy and an increase in bad debt expense at the Partnership's property partially offset by an increase in average rental rates.

Total expenses decreased for the six months ended June 30, 2004 primarily due to a decreases in operating and property tax expenses. Operating expense decreased due to decreases in property and management fee expenses partially offset by an increase in maintenance expense. Property expense decreased primarily due to a decrease in payroll and related benefit expenses. Management fees decreased due to a decrease in rental income. Maintenance expense increased due to an increase in property repairs. Property tax expense decreased due to a decrease in the assessed value of the Partnership's property.

Total expenses increased for the three months ended June 30, 2004 due to an increase in operating and general and administrative expenses. Operating expense increased due to an increase in property and maintenance expenses. Property expense increased due to increases in payroll and related benefits and leasing commissions. Maintenance expense increased due to an increase in contract services.

General and administrative expenses increased for the three months ended June 30, 2004 due to an increase in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $267,000 compared to approximately $160,000 at June 30, 2003. Cash and cash equivalents increased approximately $223,000 since December 31, 2003 due to approximately $7,309,000 of cash provided by investing activities, partially offset by approximately $6,883,000 and $203,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted  of  proceeds  from  the  sale of  Ralston  Place  Apartments  and net withdrawals from restricted escrow accounts, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage encumbering Ralston Place Apartments, principal payments made on the mortgage encumbering the Partnership's properties, prepayment penalties paid and distributions paid to the partners.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of June 30, 2004. There were no advances to the Partnership during the six months ended June 30, 2004 and 2003. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

During the six months ended June 30, 2004, the Partnership completed approximately $36,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of floor covering replacements, fence replacement and appliance upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $114,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,735,000 is amortized over 360 months with a balloon payment of approximately $4,602,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                                       Per Limited                        Per Limited
                  Six Months Ended     Partnership     Six Months Ended   Partnership
                    June 30, 2004          Unit         June 30, 2003         Unit

Operations              $ --               $ --             $ 249            $ 1.76
Sale (1)                4,500              33.92                --               --
                       $4,500             $33.92            $ 249            $ 1.76

(1) From the sale of Ralston Place Apartments on January 30, 2004.

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $48,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the six months ended June 30, 2004. No such distributions were made during the six months ended June 30, 2003.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,796.69 limited partnership units (the "Units") in the Partnership representing 65.23% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.23% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P. (formerly known as Insignia Properties LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

Item 6.     Exhibits and Reports on Form 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                                    CENTURY PROPERTIES FUND XVI


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XVI;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of   Fox    Capital
                                    Management  Corporation,  equivalent  of
                                    the  chief  financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.