Form 10QSB
period 2004-09-30
CENTURY PROPERTIES FUND XVI
filed 2004-11-15
CIK 351931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004

Assets
   Cash and cash equivalents                                                 $ 38
   Receivables and deposits                                                     205
   Restricted escrows                                                           105
   Other assets                                                                 112
   Investment property:
      Land                                                    $ 905
      Building and related personal property                    9,890
                                                               10,795
      Less accumulated depreciation                            (7,001)        3,794
                                                                            $ 4,254
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 118
   Accrued property taxes                                                       139
   Tenant security deposit liabilities                                           29
   Other liabilities                                                            107
   Mortgage note payable                                                      4,714

Partners' (Deficiency) Capital
   General partners                                          $ (3,789)
   Limited partners (130,000 units issued and
      outstanding)                                              2,936          (853)
                                                                            $ 4,254

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                                 2004         2003          2004         2003
                                                           (Restated)                 (Restated)
Revenues:
  Rental income                                 $ 368         $ 429       $ 1,018      $ 1,295
  Other income                                      43            64          136          146
      Total revenues                               411           493        1,154        1,441

Expenses:
  Operating                                        251           215          644          634
  General and administrative                        40            66          160          179
  Depreciation                                     109           107          328          327
  Interest                                          97            99          294          299
  Property tax                                      46            43          139          153
      Total expenses                               543           530        1,565        1,592

Loss from continuing operations                   (132)          (37)        (411)        (151)
Income (loss) from discontinued
  operations (Note A)                               --            23         (290)         102
Gain on sale of discontinued operations
  (Note C)                                          --            --        4,684           --

Net (loss) income                               $ (132)       $ (14)      $ 3,983       $ (49)

Net (loss) income allocated to general
  partners (6.9%)                                $ (9)        $ (1)        $ 275         $ (3)
Net (loss) income allocated to limited
  partners (93.1%)                                (123)          (13)       3,708          (46)

                                                $ (132)       $ (14)      $ 3,983       $ (49)
Per limited partnership unit:
  Loss from continuing operations              $ (0.95)      $ (0.26)     $ (2.95)     $ (1.08)
  Income (loss) from discontinued
    operations                                      --          0.16        (2.07)        0.73
  Gain on sale of discontinued operations           --            --        33.54           --

                                               $ (0.95)      $ (0.10)     $ 28.52      $ (0.35)
Distributions per limited partnership
  unit                                          $ 0.94        $ --        $ 34.86       $ 1.76

         See Accompanying Notes to Consolidated Financial Statements

                         CENTURY PROPERTIES FUND XVI
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership     General      Limited
                                      Units        Partners     Partners      Total

Original capital contributions       130,000         $ --       $65,000      $65,000

Partners' (deficiency) capital
  at December 31, 2003               130,000       $(3,923)     $ 3,760       $ (163)

Distributions to partners                 --          (141)      (4,532)      (4,673)

Net income for the nine months
  ended September 30, 2004                --           275        3,708        3,983

Partners' (deficiency) capital
  at September 30, 2004              130,000       $(3,789)     $ 2,936       $ (853)

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       2004         2003
Cash flows from operating activities:
  Net income (loss)                                                   $ 3,983       $ (49)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation                                                         328          540
     Amortization of loan costs                                            15           24
     Gain on sale of discontinued operations                           (4,684)          --
     Loss on early extinguishment of debt                                 229           --
     Change in accounts:
      Receivables and deposits                                            127           46
      Other assets                                                        (15)         (60)
      Accounts payable                                                     (9)          12
      Accrued property taxes                                              (68)          15
      Tenant security deposit liabilities                                 (38)          13
      Due to affiliates                                                   (48)          --
      Other liabilities                                                   (40)          39
       Net cash (used in) provided by operating activities               (220)         580

Cash flows from investing activities:
  Property improvements and replacements                                 (108)        (157)
  Net withdrawals from (deposits to) restricted escrows                    30          (10)
  Proceeds from sale of investment property                             7,321           --
       Net cash provided by (used in) investing activities              7,243         (167)

Cash flows from financing activities:
  Repayment of mortgage note payable                                   (2,089)          --
  Payments on mortgage notes payable                                      (65)         (83)
  Prepayment penalty paid                                                (202)          --
  Distributions to partners                                            (4,673)        (249)
       Net cash used in financing activities                           (7,029)        (332)

Net (decrease) increase in cash and cash equivalents                       (6)          81

Cash and cash equivalents at beginning of period                           44          218

Cash and cash equivalents at end of period                             $ 38         $ 299

Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $ 310        $ 411

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in accounts
   payable                                                             $ 35         $ --

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2004 are approximately $46,000 of improvements which were included in accounts payable at December 31, 2003.

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the three and nine months ended September 30, 2003 has been restated as of January 1, 2003 to reflect the operations of Ralston Place Apartments as income (loss) from discontinued operations due to the property's sale in January 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $66,000 and $118,000 during the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and income (loss) from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $100,000 and $98,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses. At September 30, 2004, approximately $1,000 of these expenses remain unpaid and are included in other liabilities.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. Approximately $12,000 of Partnership management fees were paid along with the distribution from operations made during the nine months ended September 30, 2003. There were no such fees paid during the nine months ended September 30, 2004, as there was not a distribution from operations during this period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit as of September 30, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $47,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On January 30, 2004, the Partnership sold Ralston Place Apartments to an unaffiliated third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,684,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000, as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations for the nine months ended September 30, 2004. The results of the property's operations for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003 of approximately ($290,000), $23,000, and $102,000 respectively, are included in income (loss) from discontinued operations and include revenues of approximately $61,000, $290,000 and $910,000, respectively.

Note D - Distributions

During the nine months ended September 30, 2004, the Partnership declared and paid distributions of approximately $4,673,000 (approximately $4,532,000 to the limited partners or $34.86 per limited partnership unit) from the sale proceeds of Ralston Place Apartments. In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $48,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the nine months ended September 30, 2004. No such distributions were made during the nine months ended September 30, 2003.

Note E - Subsequent Event

Subsequent  to  September  30,  2004,  the  General  Partner   advanced  to  the
Partnership   approximately   $42,000  to  cover  expenses  related  to  capital
expenditures at Woods of Inverness. Interest will be charged at prime plus 2% (6.75% at September 30, 2004).

Note F - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Woods of Inverness Apartments                 70%        90%
        Houston, Texas

The Managing General Partner attributes the decline in occupancy at Woods of Inverness Apartments to slow market conditions in the local area and tenants buying homes due to low interest rates. Increased marketing efforts are planned in order to increase occupancy.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2004 was approximately $3,983,000 as compared to a net loss of approximately $49,000 for the nine months ended September 30, 2003. The Partnership's net loss for the three months ended September 30, 2004 was approximately $132,000 compared to a net loss of approximately $14,000 for the corresponding period in 2003. The increase in net income for the nine months ended September 30, 2004 is primarily due to the gain on sale of Ralston Place Apartments during the first quarter of 2004. The increase in net loss for the three months ended September 30, 2004 is due to an increase in loss from continuing operations and a decrease in income from discontinued operations.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"' the
consolidated statement of operations for the three and nine months ended September 30, 2003 has been restated as of January 1, 2003 to reflect the operations of Ralston Place Apartments as income (loss) from discontinued operations due to the property's sale in January 2004.

On January 30, 2004, the Partnership sold Ralston Place Apartments to an unaffiliated third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,684,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in income (loss) from discontinued operations. The results of the property's operations for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003 of approximately ($290,000), $23,000 and $102,000, respectively, and are included in income (loss) from discontinued operations and includes revenues of approximately $61,000, $290,000 and $910,000, respectively.

The Partnership recognized a loss from continuing operations of approximately $132,000 and $37,000 for the three months ended September 30, 2004 and 2003, respectively, and a loss from continuing operations of approximately $411,000 and $151,000 for the nine months ended September 30, 2004 and 2003, respectively. The increase in loss from continuing operations for the nine months ended September 30, 2004 is due to a decrease in total revenues partially offset by a decrease in total expenses. The increase in loss from continuing operations for the three months ended September 30, 2004, is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased for the three and nine months ended September 30, 2004 due to decreases in rental and other income. Rental income decreased due to a decrease in occupancy partially offset by an increase in average rental rates and a decrease in bad debt expense at the Partnership's property. Other income decreased due to reduced late charges partially offset by increased utility charges.

Total expenses decreased for the nine months ended September 30, 2004 primarily due to decreases in general and administrative and property tax expenses partially offset by an increase in operating expense. Total expenses increased for the three months ended September 30, 2004 due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased for the three and nine months ended September 30, 2004 due to increases in advertising and maintenance expenses, partially offset by reduced property expenses. Advertising expense increased primarily due to an increase in referral fees. Maintenance expense increased primarily due to an increase in contract services. Property expense decreased due primarily to reduced payroll and related benefit expenses. Property tax expense decreased for the nine months ended September 30, 2004 due to a decrease in the assessed value of the Partnership's property.

General and administrative expenses decreased for both the three and nine months ended September 30, 2004 due to reduced professional fees associated with managing the Partnership. Also included in general and administrative expenses are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $38,000 compared to approximately $299,000 at September 30, 2003. Cash and cash equivalents decreased approximately $6,000 since December 31, 2003 due to approximately $7,029,000 and $220,000 of cash used in financing and operating activities, respectively, partially offset by approximately $7,243,000 of cash provided by investing activities. Cash used in financing activities consisted of repayment of the mortgages encumbering Ralston Place Apartments, principal payments made on the mortgages encumbering the Partnership's properties, prepayment penalties paid and distributions paid to the partners. Cash provided by investing activities consisted of proceeds from the sale of Ralston Place Apartments and net withdrawals from restricted escrow accounts, partially offset by property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership had no outstanding amounts due under this line of credit as of September 30, 2004. There were no advances to the Partnership during the nine months ended September 30, 2004 and 2003. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

During the nine months ended September 30, 2004, the Partnership completed approximately $97,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of floor covering replacements, fence, cabinet and countertop replacements, air conditioning unit and appliance upgrades and swimming pool decking. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $53,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,714,000 is amortized over 360 months with a balloon payment of approximately $4,602,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                  Nine Months Ended    Per Limited    Nine Months Ended   Per Limited
                    September 30,      Partnership      September 30,     Partnership
                        2004               Unit              2003             Unit
Operations              $ --               $ --             $ 249            $ 1.76
Sale (1)                4,673              34.86                --               --
                       $4,673             $34.86            $ 249            $ 1.76

(1) From the sale of Ralston Place Apartments on January 30, 2004.

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $48,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the nine months ended September 30, 2004. No such distributions were made during the nine months ended September 30, 2003.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,839.68 limited partnership units (the "Units") in the Partnership representing 65.26% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.26% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P. (formerly known as Insignia Properties LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 6.     Exhibits

            See Exhibit Index attached.

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

                                    CENTURY PROPERTIES FUND XVI


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: November 12, 2004

                           CENTURY PROPERTIES FUND XVI

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibit

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

Date:  November 12, 2004

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

Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.