Form 10KSB
period 2004-12-31
CENTURY PROPERTIES FUND XVI
filed 2005-03-31
CIK 351931

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $1,616,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Beginning in August 1981 through April 1982, the Partnership offered and sold 130,000 Limited Partnership Units for an aggregate of $65,000,000. The net proceeds of this offering were used to acquire ten income-producing real estate properties. The Partnership's original property portfolio was geographically
diversified  with  properties   acquired  in  six  states.   The   Partnership's
acquisition activities were completed in 1983, and since then, the principal activity of the Partnership has been managing its portfolio. During the period from 1986 through 1991, eight multi-family residential properties were either sold or otherwise disposed. During 2004, one multi-family residential property was sold. The Partnership continues to own and operate one of its originally acquired properties. See "Item 2.
Description of Property."

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Non-Managing General Partner and the limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day property management services to the Partnership's investment property.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for apartments at the Partnership's property and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States such units represent an insignificant percentage of total apartment units in the United States and, competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at its property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

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

On January 30, 2004, the Partnership sold Ralston Place Apartments to an unaffiliated third party for approximately $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,684,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000, as a result of the write off of unamortized loan costs and a prepayment penalty which is included in (loss) income from discontinued operations. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the results of the property's operations have been shown as
(loss) income from discontinued operations for the years ended December 31, 2004 and 2003.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                            Gross
                          Carrying    Accumulated                            Federal
Property                    Value     Depreciation     Rate      Method     Tax Basis
                               (in thousands)                             (in thousands)

Woods of Inverness
  Apartments               $10,901      $ 7,112      5-30 yrs     S/L        $ 2,236

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                           Principal                                         Principal
                           Balance At                                         Balance
                          December 31,    Interest    Period    Maturity       Due At
       Property               2004          Rate     Amortized    Date        Maturity
                         (in thousands)                                    (in thousands)

Woods of Inverness
  Apartments                 $4,692        7.88%      30 yrs     1/2006        $4,602

The mortgage note payable is a fixed rate mortgage that is non-recourse and secured by a pledge of the Partnership's property and the rental revenues derived there from.

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details as to the terms of the loan.

Rental Rates and Occupancy

Average   annual   rental  rates  and  occupancy  for  2004  and  2003  for  the
Partnership's property:

                                        Average Annual           Average Annual
                                         Rental Rates               Occupancy
                                          (per unit)
 Property                             2004          2003        2004        2003

 Woods of Inverness Apartments       $7,529        $7,541        73%         87%

The Managing General Partner attributes the decrease in occupancy at Woods of Inverness Apartments to slow market conditions in the local area and tenants buying homes due to low interest rates. Increased marketing efforts are planned in order to increase occupancy.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for the Partnership's property were:

                                           2004            2004
                                          Taxes            Rate
                                      (in thousands)
Woods of Inverness Apartments              $182            2.96%

Capital Improvements

Woods of Inverness Apartments: During the year ended December 31, 2004, the Partnership completed approximately $203,000 of capital improvements at Woods of Inverness Apartments consisting primarily of floor covering, cabinet and countertop replacements, air conditioning unit and appliance upgrades, swimming pool decking, balcony replacements, gutter replacement and other structural upgrades. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership's Common Equity and Related Partner
Matters

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 130,000 Units outstanding held by 3,140 limited partners of record. Affiliates of the Managing General Partner owned 84,849.69 Units or 65.27% of the outstanding Units at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Operations               $ --             $ --            $ 452            $ 3.20
Sale (1)                 4,673            34.86               --               --
                        $4,673           $34.86           $ 452            $ 3.20

(1) From the sale of Ralston Place Apartments on January 30, 2004.

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $48,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the year ended December 31, 2004. No such distributions were made during the year ended December 31, 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,849.69 Units in the Partnership representing 65.27% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P. an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership's net income for the year ended December 31, 2004 was approximately $3,906,000 as compared to a net loss of approximately $237,000 for the year ended December 31, 2003. The increase in net income for the year ended December 31, 2004 is due to the gain on sale of Ralston Place Apartments during the year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the years ended December 31, 2004 and 2003 reflect the operations of Ralston Place Apartments as
(loss) income from discontinued operations due to its sale in January 2004. The results of the property's operations for the years ended December 31, 2004 and 2003 of approximately ($290,000) and $106,000, respectively, are included in
(loss) income from discontinued operations and include revenues of approximately $61,000 and $1,208,000, respectively.

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

The Partnership recognized a loss from continuing operations of approximately $488,000 and $343,000 for the years ended December 31, 2004 and 2003, respectively. The increase in loss from continuing operations is due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to decreases in rental and other income. Rental income decreased due to a decrease in occupancy partially offset by a decrease in bad debt expense at the Partnership's property. Other income decreased primarily due to a decrease in lease cancellation and late charge fees partially offset by an increase in utility reimbursements.

Total expenses decreased for the year ended December 31, 2004 primarily due to decreases in general and administrative and property tax expenses partially offset by an increase in operating expenses. Property tax expense decreased due to a decrease in the assessed value of the Partnership's property. Operating expenses increased primarily due to increases in maintenance and advertising expenses, partially offset by reduced property and management fee expenses. Maintenance expense increased primarily due to an increase in contract services, maintenance supplies, roof repairs and payroll and related expenses at the partnership's property. Advertising expense increased primarily due to an increase in referral fees, resident relations expense and periodical and internet advertising. Property expenses decreased primarily due to reduced leasing commissions partially offset by increased payroll and related expenses and increased utility expenses at the partnership's property. Management fees decreased due to reduced rental revenue at Woods of Inverness Apartments.

General and administrative expenses decreased for the year ended December 31, 2004 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and reduced professional fees associated with managing the Partnership. Also included in general and administrative expenses for the years ended December 31, 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $99,000 compared to approximately $44,000 at December 31, 2003. Cash and cash equivalents increased approximately $55,000 since December 31, 2003 due to approximately $7,143,000 of cash provided by investing activities, partially offset by approximately $6,854,000 and $234,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of proceeds from the sale of Ralston Place Apartments and net withdrawals from restricted escrow accounts, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage encumbering Ralston Place Apartments, principal payments made on the mortgages encumbering the Partnership's properties, prepayment penalties paid and distributions paid to the partners, partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements. Interest accrued at prime plus 2% and amounted to approximately $1,000 for the year ended December 31, 2004. At December 31, 2004, the advance and accrued interest remain unpaid. There were no advances to the Partnership during the year ended December 31, 2003. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,692,000 is amortized over 360 months with a balloon payment of approximately $4,602,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                      Year Ended      Per Limited       Year Ended      Per Limited
                     December 31,     Partnership      December 31,     Partnership
                         2004             Unit             2003             Unit

Operations               $ --             $ --            $ 452            $ 3.20
Sale (1)                 4,673            34.86               --               --
                        $4,673           $34.86           $ 452            $ 3.20

(1) From the sale of Ralston Place Apartments on January 30, 2004.

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $48,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the year ended December 31, 2004. No such distributions were made during the year ended December 31, 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures, to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,849.69 limited partnership units (the "Units") in the Partnership representing 65.27% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of the property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
Century Properties Fund XVI


We have audited the accompanying consolidated balance sheet of Century Properties Fund XVI as of December 31, 2004, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 21, 2005

                           CENTURY PROPERTIES FUND XVI
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                    $ 99
   Receivables and deposits                                                        261
   Restricted escrows                                                               76
   Other assets                                                                     87
   Investment property (Notes B, E, and F):
      Land                                                       $ 905
      Buildings and related personal property                      9,996
                                                                  10,901
      Less accumulated depreciation                               (7,112)        3,789
                                                                              $ 4,312

Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                             $ 48
   Accrued property taxes                                                          182
   Tenant security deposit liabilities                                              31
   Other liabilities                                                                91
   Due to affiliate (Note D)                                                       198
   Mortgage note payable (Note B)                                                4,692

Partners' (Deficiency) Capital
   General partners                                             $ (3,795)
   Limited partners (130,000 units issued and outstanding)         2,865          (930)
                                                                              $ 4,312

        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                               Years Ended December 31,
                                                                  2004          2003

Revenues:
  Rental income                                                 $ 1,430        $ 1,637
  Other income                                                      186            207
      Total revenues                                              1,616          1,844

Expenses:
  Operating                                                         904            865
  General and administrative                                        185            281
  Depreciation                                                      439            436
  Interest                                                          393            398
  Property tax                                                      183            207
      Total expenses                                              2,104          2,187

Loss from continuing operations                                    (488)          (343)
(Loss) income from discontinued operations (Note A)                (290)           106
Gain on sale of discontinued operations (Note F)                  4,684             --

Net income (loss) (Note C)                                      $ 3,906        $ (237)

Net income (loss) allocated to general partners (6.9%)           $ 269          $ (16)

Net income (loss) allocated to limited partners (93.1%)           3,637           (221)

                                                                $ 3,906        $ (237)
Per limited partnership unit:
Loss from continuing operations                                 $ (3.49)       $ (2.46)
(Loss) income from discontinued operations                        (2.07)           .76
Gain on sale of discontinued operations                           33.54             --

Net income (loss) per limited partnership unit                  $ 27.98        $ (1.70)

Distributions per limited partnership unit                      $ 34.86        $ 3.20

        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)



                                        Limited
                                      Partnership     General      Limited
                                         Units        Partners     Partners      Total

Original capital contributions          130,000         $ --       $65,000      $65,000

Partners' (deficiency) capital
  at December 31, 2002                  130,000       $(3,871)     $ 4,397       $ 526

Distributions to partners                    --           (36)        (416)        (452)

Net income for the year ended
  December 31, 2003                          --           (16)        (221)        (237)

Partners' (deficiency) capital
  At December 31, 2003                  130,000        (3,923)       3,760         (163)

Distributions to partners                    --          (141)      (4,532)      (4,673)

Net income for the year ended
  December 31, 2004                          --           269        3,637        3,906

Partners' (deficiency) capital
  At December 31, 2004                  130,000       $(3,795)     $ 2,865      $ (930)

        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                          Year Ended
                                                                         December 31,
                                                                       2004         2003
Cash flows from operating activities:
  Net income (loss)                                                   $ 3,906      $ (237)
  Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
     Depreciation                                                         439          720
     Amortization of loan costs                                            20           32
     Gain on sale of discontinued operations                           (4,684)          --
     Loss on early extinguishment of debt                                 229           --
     Change in accounts:
      Receivables and deposits                                             71           55
      Other assets                                                          5          (36)
      Accounts payable                                                    (56)          95
      Accrued property taxes                                              (25)          (7)
      Tenant security deposit liabilities                                 (36)          13
      Due to affiliates                                                   (48)          49
      Other liabilities                                                   (55)          44
       Net cash (used in) provided by operating activities               (234)         728

Cash flows from investing activities:
  Property improvements and replacements                                 (237)        (292)
  Net withdrawals from (deposits to) restricted escrows                    59          (46)
  Proceeds from sale of investment property                             7,321           --
       Net cash provided by (used in) investing activities              7,143         (338)

Cash flows from financing activities:
  Repayment of mortgage note payable                                   (2,089)          --
  Payments on mortgage notes payable                                      (87)        (112)
  Prepayment penalty paid                                                (202)          --
  Distributions to partners                                            (4,673)        (452)
  Advances from affiliates                                                197           --
       Net cash used in financing activities                           (6,854)        (564)

Net increase (decrease) in cash and cash equivalents                       55         (174)

Cash and cash equivalents at beginning of year                             44          218

Cash and cash equivalents at end of year                               $ 99         $ 44

Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $ 402        $ 546

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in accounts
   payable                                                             $ 12         $ 46

        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XVI (the "Partnership" or "Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 2004, the Partnership operates one residential apartment complex located in Texas. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statements of operations for the years ended December 31, 2004 and 2003 reflect the operations of Ralston Place Apartments as (loss) income from discontinued operations due to the property's sale in January 2004. The results of the property's operations for the years ended December 31, 2004 and 2003 of approximately ($290,000) and $106,000, respectively, are included in (loss) income from discontinued operations and include revenues of approximately $61,000 and $1,208,000, respectively.

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

Restricted Escrows: Per the Partnership Agreement, Woods of Inverness makes monthly deposits to maintain a reserve for normal repairs, replacements and contingencies. At December 31, 2004, this reserve totaled approximately $76,000.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $87,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and personal property additions over 5 years.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Deferred Costs: Loan costs of approximately $184,000 are included in other assets in the accompanying consolidated balance sheet. The loan costs are amortized over the term of the related loan agreement. At December 31, 2004, accumulated amortization is approximately $164,000. Amortization of loan costs is included in interest expense and (loss) income from discontinued operations and was approximately $20,000 and $32,000 for the years ended December 31, 2004 and 2003, respectively. Amortization expense is expected to be approximately $18,000 for 2005 and approximately $2,000 for 2006 at which time loan costs will be fully amortized.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt approximates its carrying balance.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $94,000 and $70,000 for the years ended December 31, 2004 and 2003, respectively, were charged to operating expenses and (loss) income from discontinued operations.

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

Note B - Mortgage Note Payable

The principle terms of the mortgage note payable is as follows:

                 Principal      Monthly                                    Principal
                Balance At      Payment                                     Balance
               December 31,    Including   Interest    Period    Maturity    Due At
   Property        2004        Interest      Rate    Amortized     Date     Maturity
                     (in thousands)                                      (in thousands)
Woods of
 Inverness
  Apartments      $4,692         $ 38       7.88%      30 yrs     1/2006     $4,602

The mortgage note payable is a fixed rate mortgage that is non-recourse and secured by a pledge of the Partnership's rental property and by a pledge of revenues from the respective rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2004 are as follows (in thousands):

                             2005                  90
                             2006               4,602
                                              $ 4,692

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income
(loss) and Federal taxable income (in thousands except per unit data):

                                                     2004          2003

Net income (loss) as reported                       $3,906        $ (237)
Add (deduct):
  Unearned revenue                                    (21)             1
  Depreciation differences                             212           402
  Miscellaneous                                       (144)           98
  Gain on sale                                       1,188            --

Federal taxable income                              $5,141         $ 264

Federal taxable income per limited
  partnership unit                                  $36.11        $ 1.89

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 2004

Net liabilities as reported                     $ (930)
Land and buildings                                  98
Accumulated depreciation                        (1,651)
Syndication and distribution costs               8,258
Other                                               59

Net assets - Federal tax basis                 $ 5,834

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $89,000 and $150,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $109,000 and $180,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note G"). The adjustment to management reimbursements was included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. Approximately $22,000 of Partnership management fees were paid along with the distributions from operations made during the year ended December 31, 2003 and is included in general partner distributions. No such fees were paid for the year ending December 31, 2004 as there was not a distribution from operations during this period.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements. Interest was accrued at prime plus 2% and amounted to approximately $1,000 for the year ended December 31, 2004.

There were no advances to the Partnership during the year ended December 31, 2003. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity. At December 31, 2004, the advance and accrued interest of approximately $198,000 remains unpaid and is included in due to affiliate.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,849.69 limited partnership units (the "Units") in the Partnership representing 65.27% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)
                                                        Buildings           Costs
                                                       and Related      (Written Off)
                                                        Personal        Subsequent to
     Description         Encumbrances       Land        Property         Acquisition
                        (in thousands)                                 (in thousands)
Woods of Inverness          $ 4,692        $ 1,292       $10,305           $ (696)

                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                                Buildings
                               And Related
                                 Personal               Accumulated       Date    Depreciable
     Description        Land     Property     Total     Depreciation    Acquired   Life-Years
                                                       (in thousands)

Woods of Inverness     $ 905     $ 9,996     $10,901      $ 7,112        07/82      5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2004            2003
                                                     (in thousands)

Balance at beginning of year                    $10,698          $17,397
  Property improvements                             203              338
  Investment property held for sale                  --           (7,037)
Balance at end of year                          $10,901          $10,698

Accumulated Depreciation

Balance at beginning of year                    $ 6,673          $10,349
  Additions charged to expense                      439              720
  Investment property held for sale                  --           (4,396)
Balance at end of year                          $ 7,112          $ 6,673

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2004 and 2003 is approximately $10,999,000 and $10,805,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003 is approximately $8,763,000 and $8,583,000, respectively.

Note F - Sale of Investment Property

On January 30, 2004, the Partnership sold Ralston Place Apartments to an unaffiliated third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,684,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000, as a result of the write off of unamortized loan costs and a prepayment penalty which is included in (loss) income from discontinued
operations. The results of the property's operations for the years ended December 31, 2004 and 2003 of approximately ($290,000) and $106,000, respectively, are included in (loss) income from discontinued operations and includes revenues of approximately $61,000 and $1,208,000, respectively.

Note G - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the Managing General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the Managing General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the Managing General Partner of approximately $49,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the Managing General Partner for the year ended December 31, 2003 were approximately $180,000, as compared to the estimated management reimbursements to the Managing General Partner for the nine months ended September 30, 2003 of approximately $98,000. The adjustment to management reimbursements was included in general and administrative expenses. There were no material adjustments made in the fourth quarter of 2004.

Note H - Contingencies

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

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's (consolidated) financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

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

Item 8b.    Other Information

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2004.

               Name of                                         Percentage
          Beneficial Owner                Number of Units       of Class

AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    47,488.68           36.53%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                    37,161.01           28.59%
Fox Capital Management Corp
  (an affiliate of AIMCO)`                      200.00            0.15%

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

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and depends upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $89,000 and $150,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and (loss) income from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $109,000 and $180,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note G"). The adjustment to management reimbursements was included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. Approximately $22,000 of Partnership management fees were paid along with the distributions from operations made during the year ended December 31, 2003 and is included in general partner distributions. No such fees were paid for the year ending December 31, 2004 as there was not a distribution from operating during this period.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements. Interest was accrued at prime plus 2% and amounted to approximately $1,000 for the year ended December 31, 2004. There were no advances to the Partnership during the year ended December 31, 2003. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity. At December 31, 2004, the advance and accrued interest of approximately $198,000 remains unpaid and is included in due to affiliate.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $37,000 and $43,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,849.69 limited partnership units (the "Units") in the Partnership representing 65.27% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index attached.

Item 14.          Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $37,000 and $38,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $10,000 for both of the years 2004 and 2003.

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


                                    CENTURY PROPERTIES FUND XVI


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 31, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock            Director and Executive    Date: March 31, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice  Date: March 31, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President            Date: March 31, 2005
Stephen B. Waters

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

Date:  March 31, 2005

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

Date:  March 31, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVI (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 31, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 31, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.