Form 10QSB
period 2005-03-31
CENTURY PROPERTIES FUND XVI
filed 2005-05-16
CIK 351931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005




Assets
   Cash and cash equivalents                                                 $ 141
   Receivables and deposits                                                     142
   Restricted escrows                                                            34
   Other assets                                                                  56
   Investment property:
      Land                                                    $ 905
      Buildings and related personal property                  10,021
                                                              10,926
      Less accumulated depreciation                            (7,222)        3,704
                                                                            $ 4,077
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 32
   Accrued property taxes                                                        48
   Tenant security deposit liabilities                                           31
   Other liabilities                                                             97
   Due to affiliate (Note B)                                                    201
   Mortgage note payable                                                      4,670

Partners' (Deficiency) Capital
   General partners                                          $ (3,800)
   Limited partners (130,000 units issued and
      outstanding)                                              2,798        (1,002)
                                                                            $ 4,077


         See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                    March 31,
                                                               2005          2004

Revenues:
  Rental income                                                $ 420         $ 345
  Other income                                                     38            56
      Total revenues                                              458           401

Expenses:
  Operating                                                       230           178
  General and administrative                                       41            47
  Depreciation                                                    110           109
  Interest                                                        100            98
  Property taxes                                                   49            53
      Total expenses                                              530           485

Loss from continuing operations                                   (72)          (84)
Loss from discontinued operations (Note C)                         --          (290)
Gain on sale of discontinued operations (Note C)                   --         4,578

Net (loss) income                                              $ (72)       $ 4,204

Net (loss) income allocated to general partners (6.9%)         $ (5)         $ 290
Net (loss) income allocated to limited partners (93.1%)           (67)        3,914

                                                               $ (72)       $ 4,204
Per limited partnership unit:
  Loss from continuing operations                             $ (0.52)      $ (0.60)
  Loss from discontinued operations                                --         (2.07)
  Gain on sale of discontinued operations                          --         32.78

Net (loss) income per limited partnership unit                $ (0.52)      $ 30.11

Distributions per limited partnership unit                     $ --         $ 33.92

         See Accompanying Notes to Consolidated Financial Statements

                         CENTURY PROPERTIES FUND XVI
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership    General      Limited
                                       Units      Partners     Partners        Total

Original capital contributions        130,000       $ --        $65,000       $65,000

Partners' (deficiency) capital
   at December 31, 2004               130,000      $(3,795)     $ 2,865       $ (930)

Net loss for the three months
   ended March 31, 2005                    --           (5)         (67)          (72)

Partners' (deficiency) capital
   at March 31, 2005                  130,000      $(3,800)     $ 2,798       $(1,002)

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                       March 31,
                                                                      2005    2004
Cash flows from operating activities:
  Net (loss) income                                                $ (72)      $ 4,204
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Depreciation                                                     110          109
     Amortization of loan costs                                         5            6
     Gain on sale of discontinued operations                           --       (4,578)
     Loss on early extinguishment of debt                              --          229
     Change in accounts:
      Receivables and deposits                                        119          184
      Other assets                                                     26           39
      Accounts payable                                                (17)         (59)
      Accrued property taxes                                         (134)        (155)
      Tenant security deposit liabilities                              --          (41)
      Due to affiliates                                                 3            3
      Other liabilities                                                 6          (49)
        Net cash provided by (used in) operating activities            46         (108)

Cash flows from investing activities:
  Property improvements and replacements                              (24)         (50)
  Net withdrawals from restricted escrows                              42           71
  Proceeds from the sale of investment property                        --        7,321
        Net cash provided by investing activities                      18        7,342

Cash flows from financing activities:
  Repayment of mortgage note payable                                   --       (2,089)
  Payments on mortgage notes payable                                  (22)        (23)
  Prepayment penalty paid                                              --         (202)
  Distributions paid to partners                                       --       (4,547)
        Net cash used in financing activities                         (22)      (6,861)

Net increase in cash and cash equivalents                              42          373
Cash and cash equivalents at beginning of period                       99           44

Cash and cash equivalents at end of period                         $ 141        $ 417

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 92        $ 122
Supplemental disclosure of non- cash activity:
  Property improvements and replacements included in
    accounts payable                                                $ 13        $ --

Included in property  improvements  and  replacements for the three months ended
March 31, 2005 is approximately $12,000 of improvements which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statement of operations for the three months ended March 31, 2004 reflects the operations of Ralston Place Apartments as loss from discontinued operations due to the property's sale in January 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $23,000 and $30,000 during the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $21,000 and $24,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. There were no such fees paid during the three months ended March 31, 2005 and 2004, as there were no distributions from operations during either period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements. Interest is accrued at prime plus 2% (approximately 7.75% at March 31, 2005) and amounted to approximately $4,000 for the three months ended March 31, 2005. There were no advances to the Partnership during the three months ended March 31, 2005 or 2004. Other than cash and cash equivalents, the line of credit is the Partnership's only available source of liquidity. At March 31, 2005, the advance and accrued interest balance of approximately $201,000 remains unpaid and is included in due to affiliate.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $21,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $37,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Sale of Investment Property

On January 30, 2004, the Partnership sold Ralston Place Apartments to a third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,578,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The results of the property's operations for the three months ended March 31, 2004 of a net loss of approximately $61,000 are included in loss from discontinued operations and includes revenues of approximately $60,000.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Woods of Inverness Apartments                 85%        72%
        Houston, Texas

The Managing General Partner attributes the increase in occupancy at Woods of Inverness Apartments to an increase in marketing efforts and reduced rental rates.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $72,000 compared to net income of approximately $4,204,000 for the three months ended March 31, 2004. The decrease in net income is primarily due to the gain on sale of Ralston Place Apartments during the first quarter of 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statement of operations for the three months ended March 31, 2004 reflects the operations of Ralston Place Apartments as loss from discontinued operations due to its sale in January 2004. The results of the property's operations for the three months ended March 31, 2004, a loss of approximately $290,000, are included in loss from discontinued operations and include revenues of approximately $60,000.

On January 30, 2004, the Partnership sold Ralston Place Apartments to a third party for approximately $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,578,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which was included in loss from discontinued operations for the three months ended March 31, 2004.

The Partnership recognized loss from continuing operations of approximately $72,000 and $84,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in loss from continuing operations is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in occupancy and a decrease in bad debt expense partially offset by a decrease in the average rental rates at the Partnership's property. Other income decreased primarily due to a decrease in lease cancellation and cleaning and damage fees partially offset by an increase in utility reimbursements.

Total expenses increased primarily due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased primarily due to increases in property, advertising, and management fee expenses, partially offset by reduced maintenance and insurance expenses. Property expense increased primarily due to increased salaries and related benefits at the Partnership's property. Advertising expense increased primarily due to an increase in referral fees and internet advertising. Management fees increased due to increased rental revenue at Woods of Inverness Apartments. Maintenance expense decreased primarily due to a decrease in sewer repairs at the Partnership's property. Insurance expense decreased due to insurance refunds related to worker's compensation.

General and administrative expenses decreased for the three months ended March 31, 2005 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and reduced professional fees associated with managing the Partnership. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $141,000 compared to approximately $417,000 at March 31, 2004. Cash and cash equivalents increased approximately $42,000 since December 31, 2004 due to approximately $18,000 and $46,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $22,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from restricted escrow accounts, partially offset by property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements. Interest was accrued at prime plus 2% (approximately 7.75% at March 31, 2005) and amounted to approximately $4,000 for the three months ended March 31, 2005. There were no advances to the Partnership during the three months ended March 31, 2005 or 2004. Other than cash and cash equivalents, the line of credit is the Partnership's only available source of liquidity.

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

During the three months ended March 31, 2005, the Partnership completed approximately $25,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of floor covering replacements and balcony upgrades. These improvements were funded from replacement reserves. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,670,000 is amortized over 360 months with a balloon payment of approximately $4,602,000 due January 1, 2006. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2005 and 2004 (in thousands, except per unit data):

                                       Per Limited                        Per Limited
                 Three Months Ended    Partnership    Three Months Ended  Partnership
                   March 31, 2005          Unit         March 31, 2004        Unit

Sale (1)                $ --               $ --            $ 4,500          $ 33.92

(1) From the sale of Ralston Place Apartments on January 30, 2004.

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $47,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the three months ended March 31, 2004. No such distributions were made during the three months ended March 31, 2005.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,849.69 limited partnership units (the "Units") in the Partnership representing 65.27% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P. (formerly known as Insignia Properties LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO its sole stockholder.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 5.     Other Information

            None.

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


                                    Date: May 16, 2005

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

      32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  May 16, 2005

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

Date:  May 16, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 16, 2005

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 16, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.