Form 10QSB
period 2005-06-30
CENTURY PROPERTIES FUND XVI
filed 2005-08-15
CIK 351931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005


Assets
   Cash and cash equivalents                                                 $ 34
   Receivables and deposits                                                     137
   Restricted escrows                                                            31
   Other assets                                                                 104
   Investment property:
      Land                                                    $ 905
      Buildings and related personal property                  10,044
                                                               10,949
      Less accumulated depreciation                            (7,330)        3,619
                                                                            $ 3,925
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 13
   Accrued property taxes                                                        96
   Tenant security deposit liabilities                                           32
   Other liabilities                                                            103
   Due to affiliate (Note B)                                                    119
   Mortgage note payable                                                      4,648

Partners' (Deficiency) Capital
   General partners                                          $ (3,806)
   Limited partners (130,000 units issued and
      outstanding)                                              2,720        (1,086)
                                                                            $ 3,925

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                 2005         2004          2005         2004

Revenues:
  Rental income                                 $ 422         $ 305        $ 842        $ 650
  Other income                                      38            37           76           93
      Total revenues                               460           342          918          743

Expenses:
  Operating                                        239           215          469          393
  General and administrative                        48            73           89          120
  Depreciation                                     108           110          218          219
  Interest                                          99            99          199          197
  Property tax                                      50            40           99           93
      Total expenses                               544           537        1,074        1,022

Loss from continuing operations                    (84)         (195)        (156)        (279)
Loss from discontinued operations
  (Note C)                                          --            --           --         (290)
Gain on sale of discontinued operations
  (Note C)                                          --           106           --        4,684

Net (loss) income                               $ (84)        $ (89)       $ (156)     $ 4,115

Net (loss) income allocated to general
  partners (6.9%)                                $ (6)        $ (6)        $ (11)       $ 284
Net (loss) income allocated to limited
  partners (93.1%)                                 (78)          (83)        (145)       3,831

                                                $ (84)        $ (89)       $ (156)     $ 4,115
Per limited partnership unit:
  Loss from continuing operations                (0.60)        (1.40)       (1.12)       (2.00)
  Loss from discontinued operations                 --            --           --        (2.07)
  Gain on sale of discontinued operations           --          0.76           --        33.54

                                               $ (0.60)      $ (0.64)     $ (1.12)     $ 29.47
Distributions per limited partnership
  unit                                           $ --         $ --          $ --       $ 33.92

         See Accompanying Notes to Consolidated Financial Statements

                         CENTURY PROPERTIES FUND XVI
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                    Partnership    General      Limited
                                       Units      Partners     Partners        Total

Original capital contributions        130,000       $ --        $65,000       $65,000

Partners' (deficiency) capital
   at December 31, 2004               130,000      $(3,795)     $ 2,865       $ (930)

Net loss for the six months
   ended June 30, 2005                     --          (11)        (145)         (156)

Partners' (deficiency) capital
   at June 30, 2005                   130,000      $(3,806)     $ 2,720       $(1,086)

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                       2005         2004
Cash flows from operating activities:
  Net (loss) income                                                   $ (156)      $ 4,115
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Depreciation                                                         218          219
     Amortization of loan costs                                             9           10
     Gain on sale of discontinued operations                               --       (4,684)
     Loss on early extinguishment of debt                                  --          229
     Change in accounts:
      Receivables and deposits                                            124          202
      Other assets                                                        (26)          (5)
      Accounts payable                                                    (23)         (56)
      Accrued property taxes                                              (86)        (114)
      Tenant security deposit liabilities                                   1          (43)
      Due to affiliates                                                     1          (49)
      Other liabilities                                                    12          (27)
       Net cash provided by (used in) operating activities                 74         (203)

Cash flows from investing activities:
  Property improvements and replacements                                  (60)         (62)
  Net withdrawals from restricted escrows                                  45           50
  Proceeds from sale of investment property                                --        7,321
       Net cash (used in) provided by investing activities                (15)       7,309

Cash flows from financing activities:
  Repayment of mortgage notes payable                                      --       (2,089)
  Payments on mortgage notes payable                                      (44)         (44)
  Prepayment penalty paid                                                  --         (202)
  Payments on advance from affiliates                                     (80)          --
  Distributions to partners                                                --       (4,548)
       Net cash used in financing activities                             (124)      (6,883)

Net (decrease) increase in cash and cash equivalents                      (65)         223

Cash and cash equivalents at beginning of period                           99           44

Cash and cash equivalents at end of period                             $ 34         $ 267

Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $ 189        $ 216

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in accounts
   payable                                                             $ --         $ 20

Included in property improvements and replacements for the six months ended June
30, 2005 is approximately $12,000 of improvements which were included in accounts payable at December 31, 2004.


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statements of operations for the three and six months ended June 30, 2004 reflect the operations of Ralston Place Apartments as loss from discontinued operations due to the property's sale in January 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $45,000 and $48,000 during the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $42,000 and $74,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. There were no such fees paid during the six months ended June 30, 2005 and 2004, as there were no distributions from operations during either period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements. Approximately $80,000 of this advance and approximately $5,000 of accrued interest were repaid during the six months ended June 30, 2005. Interest is accrued at prime plus 2% (approximately 8.25% at June 30, 2005) and amounted to approximately $6,000 for the six months ended June 30, 2005. There were no advances to the Partnership during the six months ended June 30, 2004. Other than cash and cash equivalents, the line of credit is the Partnership's only available source of liquidity. At June 30, 2005, the advance and accrued interest balance of approximately $119,000 remains unpaid and is included in due to affiliate.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $31,000 and $37,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On January 30, 2004, the Partnership sold Ralston Place Apartments to a third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,684,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The results of the property's operations for the six months ended June 30, 2004 of a net loss of approximately $61,000 are included in loss from discontinued operations and includes revenues of approximately $60,000. During the three months ended June 30, 2004, the Partnership recognized a gain on the sale of approximately $106,000 due to a reduction of the estimated costs related to the sale.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Woods of Inverness Apartments                 85%        67%
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

Results of Operations

The Partnership's net loss for the six months ended June 30, 2005 was approximately $156,000 compared to net income of approximately $4,115,000 for the six months ended June 30, 2004. The Partnership's net loss for the three months ended June 30, 2005 was approximately $84,000 compared to a net loss of approximately $89,000 for the three months ended June 30, 2004. The decrease in net income for the six months ended June 30, 2005 is primarily due to the gain on sale of Ralston Place Apartments during January 2004. The decrease in net loss for the three months ended June 30, 2005 is due to a decrease in loss from continuing operations, partially offset by an additional gain on sale of discontinued operations recognized in 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the three and six months ended June 30, 2004 reflect the operations of Ralston Place Apartments as loss from discontinued operations due to its sale in January 2004. The results of the property's operations for the six months ended June 30, 2004, a loss of approximately $61,000, are included in loss from discontinued operations and include revenues of approximately $60,000. There was no income or loss from discontinued operations for the six months ended June 30, 2005.

On January 30, 2004, the Partnership sold Ralston Place Apartments to a third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,684,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The results of the property's operations for the six months ended June 30, 2004 of a net loss of approximately $61,000 are included in loss from discontinued operations and includes revenues of approximately $60,000. During the three months ended June 30, 2004, the Partnership recognized a gain on the sale of approximately $106,000 due to a reduction of the estimated costs related to the sale.

The Partnership recognized a loss from continuing operations of approximately $84,000 and $195,000 for the three months ended June 30, 2005 and 2004, respectively, and a loss from continuing operations of approximately $156,000 and $279,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in loss from continuing operations for the three and six months ended June 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for the three and six months ended June 30, 2005 due to an increase in rental income. The increase in rental income for the six months ended June 30, 2005 was partially offset by a decrease in other income. Rental income increased for both periods due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in average rental rates at the Partnership's property. Other income decreased for the six months ended June 30, 2005 due to decreases in lease cancellation and cleaning and damage fees partially offset by an increase in utility reimbursements.

Total expenses increased for the three and six months ended June 30, 2005 due to increases in operating and property tax expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in property, management fee and administrative expenses. Property expenses increased primarily due to an increase in salaries and related benefits and increased resident referral expenses at the Partnership's property. Management fees increased due to an increase in rental income. Administrative expenses increased primarily due to an increase in applicant screening costs. Property tax expense increased due to an increase in the tax rate partially offset by a decrease in the assessed value of the Partnership's property.

General and administrative expenses decreased for the three and six months ended June 30, 2005 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and six months ended June 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $34,000 compared to approximately $267,000 at June 30, 2004. Cash and cash equivalents decreased approximately $65,000 since December 31, 2004 due to approximately $15,000 and $124,000 of cash used in investing and financing activities, respectively, partially offset by approximately $74,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property and payments on advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements. Approximately $80,000 of this advance and approximately $5,000 of accrued interest were repaid during the six months ended June 30, 2005. Interest is accrued at prime plus 2% (approximately 8.25% at June 30, 2005) and amounted to approximately $6,000 for the six months ended June 30, 2005. There were no advances to the Partnership during the six months ended June 30, 2004. Other than cash and cash equivalents, the line of credit is the Partnership's only available source of liquidity.

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

During the six months ended June 30, 2005, the Partnership completed approximately $48,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of floor covering replacements and balcony upgrades. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,648,000 is amortized over 360 months with a balloon payment of approximately $4,602,000 due January 1, 2006. The Managing General Partner anticipates it will refinance the mortgage prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2005 and 2004 (in thousands, except per unit data):

                                       Per Limited                        Per Limited
                  Six Months Ended     Partnership     Six Months Ended   Partnership
                    June 30, 2005          Unit         June 30, 2004         Unit

Sale (1)                $ --               $ --            $ 4,500          $ 33.92

(1) From the sale of Ralston Place Apartments on January 30, 2004.

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $48,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the six months ended June 30, 2004. No such distributions were made during the six months ended June 30, 2005.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,849.69 limited partnership units (the "Units") in the Partnership representing 65.27% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P. (formerly known as Insignia Properties LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's asset.

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

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 12, 2005

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

Date:  August 12, 2005

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

Date:  August 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.