Form 10QSB
period 2005-09-30
CENTURY PROPERTIES FUND XVI
filed 2005-11-14
CIK 351931

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


                           CENTURY PROPERTIES FUND XVI
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005

Assets
   Cash and cash equivalents                                                 $ 31
   Receivables and deposits                                                     222
   Restricted escrows                                                            31
   Other assets                                                                  95
   Investment property:
      Land                                                    $ 905
      Building and related personal property                   10,083
                                                               10,988
      Less accumulated depreciation                            (7,435)        3,553
                                                                            $ 3,932
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 21
   Accrued property taxes                                                       144
   Tenant security deposit liabilities                                           35
   Other liabilities                                                            134
   Due to affiliates (Note B)                                                   135
   Mortgage note payable                                                      4,625

Partners' (Deficiency) Capital
   General partners                                          $ (3,811)
   Limited partners (130,000 units issued and
      outstanding)                                              2,649        (1,162)
                                                                            $ 3,932

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                 Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                                 2005         2004          2005         2004
Revenues:
  Rental income                                 $ 457         $ 368       $ 1,299      $ 1,018
  Other income                                      46            43          122          136
      Total revenues                               503           411        1,421        1,154

Expenses:
  Operating                                        288           251          757          644
  General and administrative                        40            40          129          160
  Depreciation                                     105           109          323          328
  Interest                                          98            97          297          294
  Property tax                                      48            46          147          139
      Total expenses                               579           543        1,653        1,565

Loss from continuing operations                    (76)         (132)        (232)        (411)
Loss from discontinued operations
  (Notes A and C)                                   --            --           --         (290)
Gain on sale of discontinued operations
  (Note C)                                          --            --           --        4,684

Net (loss) income                               $ (76)       $ (132)       $ (232)     $ 3,983

Net (loss) income allocated to general
  partners (6.9%)                                $ (5)        $ (9)        $ (16)       $ 275
Net (loss) income allocated to limited
  partners (93.1%)                                 (71)         (123)        (216)       3,708

                                                $ (76)       $ (132)       $ (232)     $ 3,983
Per limited partnership unit:
  Loss from continuing operations              $ (0.55)      $ (0.95)     $ (1.66)     $ (2.95)
  Loss from discontinued operations                 --            --           --        (2.07)
  Gain on sale of discontinued operations           --            --           --        33.54

                                               $ (0.55)      $ (0.95)     $ (1.66)     $ 28.52
Distributions per limited partnership
  unit                                           $ --        $ 0.94         $ --       $ 34.86

         See Accompanying Notes to Consolidated Financial Statements

                         CENTURY PROPERTIES FUND XVI
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership     General      Limited
                                      Units        Partners     Partners      Total

Original capital contributions       130,000         $ --       $65,000      $65,000

Partners' (deficiency) capital
  at December 31, 2004               130,000       $(3,795)     $ 2,865       $ (930)

Net loss for the nine months
  ended September 30, 2005                --           (16)        (216)        (232)

Partners' (deficiency) capital
  at September 30, 2005              130,000       $(3,811)     $ 2,649      $(1,162)

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       2005         2004
Cash flows from operating activities:
  Net (loss) income                                                   $ (232)      $ 3,983
  Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Depreciation                                                         323          328
     Amortization of loan costs                                            14           15
     Gain on sale of discontinued operations                               --       (4,684)
     Loss on early extinguishment of debt                                  --          229
     Change in accounts:
      Receivables and deposits                                             39          127
      Other assets                                                        (22)         (15)
      Accounts payable                                                    (15)          (9)
      Accrued property taxes                                              (38)         (68)
      Tenant security deposit liabilities                                   4          (38)
      Due to affiliates                                                    17          (48)
      Other liabilities                                                    43          (40)
       Net cash provided by (used in) operating activities                133         (220)

Cash flows from investing activities:
  Property improvements and replacements                                  (99)        (108)
  Net withdrawals from restricted escrows                                  45           30
  Proceeds from sale of investment property                                --        7,321
       Net cash (used in) provided by investing activities                (54)       7,243

Cash flows from financing activities:
  Repayment of mortgage note payable                                       --       (2,089)
  Payments on mortgage notes payable                                      (67)         (65)
  Prepayment penalty paid                                                  --         (202)
  Payments on advance from affiliates                                     (80)          --
  Distributions to partners                                                --       (4,673)
       Net cash used in financing activities                             (147)      (7,029)

Net decrease in cash and cash equivalents                                 (68)          (6)

Cash and cash equivalents at beginning of period                           99           44

Cash and cash equivalents at end of period                             $ 31         $ 38

Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $ 280        $ 310

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in accounts
   payable                                                             $ --         $ 35

Included in property  improvements  and  replacements  for the nine months ended
September 30, 2005 are approximately $12,000 of improvements which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XVI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the consolidated statements of operations for the nine months ended September 30, 2004 reflect the operations of Ralston Place Apartments as loss from discontinued operations due to the property's sale in January 2004.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $66,000 during the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $62,000 and $100,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses. At September 30, 2005, approximately $14,000 of these expenses remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. There were no such fees paid during the nine months ended September 30, 2005 and 2004, as there were no distributions from operations during either period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements. Approximately $80,000 of this advance and approximately $5,000 of accrued interest were repaid during the nine months ended September 30, 2005. Interest is accrued at prime plus 2% (8.75% at September 30, 2005) and interest expense amounted to approximately $9,000 for the nine months ended September 30, 2005. There were no advances to the Partnership during the nine months ended September 30, 2005 and 2004. Other than cash and cash equivalents, the line of credit is the Partnership's only available source of liquidity. At September 30, 2005, the advance and accrued interest balance of approximately $121,000 remains unpaid and is included in due to affiliates.

Subsequent to September 30, 2005, the General Partner advanced to the Partnership approximately $723,000 to cover operating expenses and to pay fees related to the pending refinance of the mortgage at Woods of Inverness Apartments. Interest will be charged at prime plus 2% (approximately 8.75% at September 30, 2005).

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $31,000 and $37,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Sale of Investment Property

On January 30, 2004, the Partnership sold Ralston Place Apartments to a third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain on the sale of approximately $4,684,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations. The results of the property's operations for the nine months ended September 30, 2004 of a net loss of approximately $61,000 are included in loss from discontinued operations and includes revenues of approximately $61,000.

Note D - Subsequent Events

Subsequent to September 30, 2005, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage of approximately $4,625,000 at September 30, 2005 with a new mortgage in the amount of approximately $4,264,000. The existing mortgage debt was scheduled to mature on January 1, 2006 and was repaid with proceeds from the new mortgage financing and an advance from AIMCO Properties, L.P. ("AIMCO Properties"), an affiliate of the Registrant's managing general partner. Total capitalized loan costs were approximately $113,000 including approximately $43,000 paid to an affiliate of the Managing General Partner. The Partnership will recognize a loss on early extinguishment of debt in the fourth quarter of 2005 of approximately $5,000 due to the write off of unamortized loan costs.

The new loan agreement requires monthly payments of principal and interest beginning on November 25, 2005 until the loan matures September 16, 2007. The new mortgage financing was obtained pursuant to a credit facility (the "Permanent Credit Facility") that has also provided for the refinancing of several other properties affiliated with AIMCO Properties. The Permanent Credit Facility creates separate loans for each property refinanced there under, and such loans are not cross collateralized or cross-defaulted with each other. The Permanent Credit Facility matures September 16, 2007 with an option for the Partnership to elect one five-year extension. The interest rate on the loans, which resets monthly, is equal to the Fannie Mae discounted mortgage-backed security index plus 85 basis points. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month in which the property is financed under the Permanent Credit Facility. The loan may be prepaid without penalty. As a condition of the loan, the lender required AIMCO Properties to guarantee the obligations and liabilities of the Registrant with respect to the new mortgage financing.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Woods of Inverness Apartments                 88%        70%
        Houston, Texas

The Managing General Partner attributes the increase in occupancy at Woods of Inverness Apartments to an increase in marketing efforts and competitive pricing.

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

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2005 was approximately $232,000 compared to net income of approximately $3,983,000 for the nine months ended September 30, 2004. The Partnership's net loss for the three months ended September 30, 2005 was approximately $76,000 compared to a net loss of approximately $132,000 for the three months ended September 30, 2004. The decrease in net income for the nine months ended September 30, 2005 is largely due to the gain on sale of Ralston Place Apartments recognized during January 2004 and, to a lesser extent, an increase in total expenses, partially offset by an increase in total revenues and a decrease in loss from discontinued operations. The decrease in net loss for the three months ended September 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations for the nine months ended September 30, 2004 reflect the operations of Ralston Place Apartments as loss from discontinued operations due to its sale in January 2004. The results of the property's operations for the nine months ended September 30, 2004, a loss of approximately $61,000, are included in loss from discontinued operations and include revenues of approximately $61,000. There was no income or loss from discontinued operations for the nine months ended September 30, 2005.

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

The Partnership recognized a loss from continuing operations of approximately $76,000 and $132,000 for the three months ended September 30, 2005 and 2004, respectively, and a loss from continuing operations of approximately $232,000 and $411,000 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in loss from continuing operations for the three and nine months ended September 30, 2005 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for the three and nine months ended September 30, 2005 due to an increase in rental income. The increase in rental income for the nine months ended September 30, 2005 was partially offset by a decrease in other income. Rental income increased for both periods due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate at the Partnership's investment property. Other income decreased for the nine months ended September 30, 2005 due to decreases in lease cancellation and cleaning and damage fees partially offset by an increase in utility reimbursements.

Total expenses increased for the nine months ended September 30, 2005 due to increases in operating, property tax and interest expenses, partially offset by a decrease in general and administrative expenses. Total expenses increased for the three months ended September 30, 2005 primarily due to an increase in operating expenses. Operating expense increased for the three and nine months ended September 30, 2005 due to an increase in payroll and related benefits, an increase in property management fees due to the increase in rental income discussed above, and estimated clean up costs related to hurricane Rita, partially offset by a decrease in contract services at the Partnership's investment property. Property tax expense increased due to an increase in the tax rate partially offset by a decrease in the assessed value of the Partnership's investment property. Interest expense increased for the three and nine months ended September 30, 2005 as a result of the interest on advances from an affiliate of the Managing General Partner, partially offset by a decrease in interest expense on the mortgage encumbering the investment property due to regularly scheduled principal payments.

General and administrative expenses decreased for the nine months ended September 30, 2005 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. General and administrative expenses remained relatively constant for the three months ended September 30, 2005. Also included in general and administrative expenses for the three and nine months ended September 30, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $31,000 compared to approximately $38,000 at September 30, 2004. Cash and cash equivalents decreased approximately $68,000 since December 31, 2004 due to approximately $54,000 and $147,000 of cash used in investing and financing activities, respectively, partially offset by approximately $133,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrow accounts. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property and payments on advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements. Approximately $80,000 of this advance and approximately $5,000 of accrued interest were repaid during the nine months ended September 30, 2005. Interest is accrued at prime plus 2% (8.75% at September 30, 2005) and interest expense amounted to approximately $9,000 for the nine months ended September 30, 2005. There were no advances to the Partnership during the nine months ended September 30, 2005 and 2004. Other than cash and cash equivalents, the line of credit is the Partnership's only available source of liquidity.

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

During the nine months ended September 30, 2005, the Partnership completed approximately $87,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of floor covering replacements, balcony and swimming pool upgrades, signage, air conditioner replacements and furniture and fixtures.
These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

In order to cover operating cash shortfalls and to pay fees related to the pending refinance of the mortgage at Woods of Inverness Apartments, the Partnership obtained advances of approximately $723,000 subsequent to September 30, 2005, as discussed in "Item 1. Financial Statements - Note B".

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,625,000 was amortized over 360 months with a balloon payment of approximately $4,602,000 due January 1, 2006. Subsequent to September 30, 2005, the Managing General Partner refinanced the mortgage at Woods of Inverness Apartments. The new mortgage of approximately $4,264,000 matures in September 2007 with a five year extension option. The Managing General Partner will attempt to refinance the mortgage on Woods of Inverness Apartments and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                                       Per Limited                        Per Limited
                  Nine Months Ended    Partnership    Nine Months Ended   Partnership
                 September 30, 2005        Unit       September 30, 2004      Unit

Sale (1)                $ --               $ --            $ 4,673          $ 34.86

(1) From the sale of Ralston Place Apartments on January 30, 2004.

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $48,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the nine months ended September 30, 2004. No such distributions were made during the nine months ended September 30, 2005.

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,849.69 limited partnership units (the "Units") in the Partnership representing 65.27% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P. (formerly known as Insignia Properties LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and
(ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

      10.8 Multifamily Note dated October 31, 2005 between Woods of Inverness CPF XVI, LP, a Delaware limited partnership and GMAC Commercial Mortgage Corporation, a California corporation. (Filed with the Registrant's Form 8-K dated October 31, 2005 and filed on November 4, 2005.)*

      10.9 Assignment of Loan Agreement, Collateral Agreements and other Loan Documents dated October 31, 2005 between GMAC Commercial Mortgage Corporate and Woods of Inverness CPF 16, L.P. (Filed with the Registrant's Form 8-K dated October 31, 2005 and filed on November 4, 2005.)*

      10.10 Guaranty dated October 31, 2005 between AIMCO Properties LP, A Delaware limited partnership and GMAC Commercial Mortgage Corporation, a California corporation. (Filed with the Registrant's Form 8-K dated October 31, 2005 and filed on November 4, 2005.)*

      31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*Schedules and supplemental materials to the exhibit have been omitted but will be provided to the Securities and Exchange Commission upon request.

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005

                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.