Form 10KSB
period 2005-12-31
CENTURY PROPERTIES FUND XVI
filed 2006-03-28
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-10435

CENTURY PROPERTIES FUND XVI

(Name of small business issuer in its charter)

California	94-2704651
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. []

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year.  $1,932,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s property. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at its property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investment property:

Date of
Property	Purchase	Type of Ownership	Use

Woods of Inverness	07/82	Fee ownership subject	Apartments
Apartments		to first mortgage	272 units
Houston, Texas

The property is held by a Limited Partnership which is wholly-owned by the Partnership.

On January 30, 2004, the Partnership sold Ralston Place Apartments to a third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain of approximately $4,684,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000, as a result of the write off of unamortized loan costs and a prepayment penalty which is included in loss from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the results of the property’s operations have been shown as loss from discontinued operations for the year ended December 31, 2004.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Woods of Inverness
Apartments	$11,008	$ 7,539	5-30 yrs	S/L	$ 2,174

See "Item 7. Financial Statements - Note A" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity
	(in thousands)				(in thousands)

Woods of Inverness
Apartments	$4,253	(1)	30 yrs	9/2007	$4,141

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index (“DMBS”) plus 85 basis points. The rate at December 31, 2005 was 5.13%.

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay this loan and other specific details as to the terms of the loan.

On October 31, 2005, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage of approximately $4,617,000 with a new mortgage in the amount of approximately $4,263,000. Total capitalized loan costs were approximately $81,000. The Partnership recognized a loss on early extinguishment of debt of approximately $5,000 due to the write off of unamortized loan costs. This amount is included in interest expense.

The new mortgage financing was obtained pursuant to a credit facility (the "Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension.  Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% per annum at December 31, 2005), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty. As a condition of this loan, the lender required AIMCO Properties, L.P. (an affiliate of the Managing General Partner) to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for the Partnership's property:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Woods of Inverness Apartments	$7,378	$7,529	89%	73%

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

Real Estate Taxes and Rates

Real estate taxes and rate in 2005 for the Partnership's property were:

	2005	2005
	Taxes	Rate
	(in thousands)
Woods of Inverness Apartments	$215	3.02%

Capital Improvements

Woods of Inverness Apartments: During the year ended December 31, 2005, the Partnership completed approximately $107,000 of capital improvements at the property consisting primarily of floor covering replacements, balcony and swimming pool upgrades, signage, air conditioner replacements, furniture and fixtures, siding, and landscaping. These improvements were funded from replacement reserves and operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 130,000 Units outstanding held by 3,139 limited partners of record. Affiliates of the Managing General Partner owned 84,849.69 Units or 65.27% of the outstanding Units at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit

Sale (1)	$ --	$ --	$4,673	$34.86

(1)

From the sale of Ralston Place Apartments on January 30, 2004.

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $48,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the year ended December 31, 2004.  No such distributions were made during the year ended December 31, 2005.

Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital improvements expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,849.69 Units in the Partnership representing 65.27% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units, owned by AIMCO IPLP, L.P. (formerly known as Insignia Properties, LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2005 was approximately $295,000 as compared to net income of approximately $3,906,000 for the year ended December 31, 2004. The decrease in net income for the year ended December 31, 2005 is largely due to the gain on sale of Ralston Place Apartments recognized during January 2004 and, to a lesser extent, an increase in total expenses, partially offset by an increase in total revenues and a decrease in loss from discontinued operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, the accompanying consolidated statement of operations for the year ended December 31, 2004 reflects the operations of Ralston Place Apartments as loss from discontinued operations due to its sale in January 2004. The results of the property’s operations for the year ended December 31, 2004, a loss of approximately $290,000, are included in loss from discontinued operations and include revenues of approximately $61,000. There was no income or loss from discontinued operations for the year ended December 31, 2005.

On January 30, 2004, the Partnership sold Ralston Place Apartments to a third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain of approximately $4,684,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000 as a result of the write off of unamortized loan costs and a prepayment penalty, which is included in loss from discontinued operations.

The Partnership recognized losses from continuing operations of approximately $295,000 and $488,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in loss from continuing operations for the year ended December 31, 2005 is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased due to an increase in rental income, partially offset by a decrease in other income. The increase in rental income was due to an increase in occupancy and a decrease in bad debt expense, partially offset by a decrease in the average rental rate at the Partnership’s investment property. Other income decreased primarily due to a decrease in lease cancellation fees.

Total expenses increased for the year ended December 31, 2005 due to increases in operating and property tax expenses, partially offset by a decrease in general and administrative expenses. Operating expense increased due to an increase in property, administrative and management fee expenses, partially offset by a decrease in maintenance expense. Property expense increased due to an increase in salaries and related benefits. Administrative expense increased due to increases in phone sales, temporary help and tenant application processes. Property management fees increased due to the increase in rental income (as discussed above), and maintenance expense decreased due to a decrease in contract services at the Partnership’s investment property, partially offset by estimated clean up costs related to Hurricane Rita. Property tax expense increased due to increases in the tax rate and assessed value of the Partnership’s investment property.

General and administrative expenses decreased for the year ended December 31, 2005 due to a decrease in the cost of services included in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005 the Partnership had cash and cash equivalents of approximately $243,000 compared to approximately $99,000 at December 31, 2004. Cash and cash equivalents increased approximately $144,000 since December 31, 2004 due to approximately $80,000 and $256,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $192,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments and advances from affiliates, partially offset by repayment of the mortgage encumbering Woods of Inverness Apartments, principal payments made on the mortgage encumbering the Partnership's property, loan costs paid and payments on advances from affiliates. Cash used in investing activities consisted of net deposits to restricted escrows maintained by the mortgage lenders and property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements.  Approximately $80,000 of this advance and approximately $5,000 of accrued interest were repaid during the year ended December 31, 2005. During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $723,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage at Woods of Inverness Apartments and to cover operating expenses. Approximately $43,000 of this advance was repaid during the year ended December 31, 2005. Interest is accrued at prime plus 2% (9.25% at December 31, 2005) and interest expense amounted to approximately $23,000 and $1,000 for the years ended December 31, 2005 and 2004, respectively. Total advances and accrued interest of approximately $816,000 remain unpaid at December 31, 2005 and are included in due to affiliates.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On October 31, 2005, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage of approximately $4,617,000 with a new mortgage in the amount of approximately $4,263,000. Total capitalized loan costs were approximately $81,000. The Partnership recognized a loss on early extinguishment of debt of approximately $5,000 due to the write off of unamortized loan costs. This amount is included in interest expense.

The new mortgage financing was obtained pursuant to a credit facility (the "Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension.  Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% per annum at December 31, 2005), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty. As a condition of this loan, the lender required AIMCO Properties to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $4,253,000 matures in September 2007 with an option for the Partnership to elect one five-year extension. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit
Sale (1)	$ --	$ --	$4,673	$34.86

(1)

From the sale of Ralston Place Apartments on January 30, 2004.

In conjunction with the transfer of funds from a majority owned sub-tier limited partnership, approximately $48,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the year ended December 31, 2004.  No such distributions were made during the year ended December 31, 2005.

Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital improvements expenditures, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,849.69 limited partnership units (the "Units") in the Partnership representing 65.27% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units, owned by AIMCO IPLP, L.P., (formerly know as Insignia Properties LP) an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s asset.

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

Financial Statements

CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVI

We have audited the accompanying consolidated balance sheet of Century Properties Fund XVI as of December 31, 2005, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

CENTURY PROPERTIES FUND XVI

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 243
Receivables and deposits		219
Restricted escrow		152
Other assets		152
Investment property (Notes B, E, and F):
Land	$ 905
Buildings and related personal property	10,103
	11,008
Less accumulated depreciation	(7,539)	3,469
		$ 4,235

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 16
Accrued property taxes		215
Tenant security deposit liabilities		35
Other liabilities		125
Due to affiliate (Note D)		816
Mortgage note payable (Note B)		4,253

Partners' (Deficiency) Capital
General partners	$ (3,816)
Limited partners (130,000 units issued and outstanding)	2,591	(1,225)
		$ 4,235

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 1,760	$ 1,430
Other income	172	186
Total revenues	1,932	1,616

Expenses:
Operating	1,019	904
General and administrative	167	185
Depreciation	427	439
Interest	397	393
Property tax	217	183
Total expenses	2,227	2,104

Loss from continuing operations	(295)	(488)
Loss from discontinued operations (Note A)	--	(290)
Gain on sale of discontinued operations (Note F)	--	4,684

Net (loss) income (Note C)	$ (295)	$ 3,906

Net (loss) income allocated to general partners (6.9%)	$ (21)	$ 269

Net (loss) income allocated to limited partners (93.1%)	(274)	3,637

	$ (295)	$ 3,906
Per limited partnership unit:
Loss from continuing operations	$ (2.11)	$ (3.49)
Loss from discontinued operations	--	(2.07)
Gain on sale of discontinued operations	--	33.54

Net (loss) income per limited partnership unit	$ (2.11)	$ 27.98

Distributions per limited partnership unit	$ --	$ 34.86

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2003	130,000	$(3,923)	$ 3,760	$ (163)

Distributions to partners	--	(141)	(4,532)	(4,673)

Net income for the year ended
December 31, 2004	--	269	3,637	3,906

Partners' (deficiency) capital
At December 31, 2004	130,000	(3,795)	2,865	(930)

Net loss for the year ended
December 31, 2005	--	(21)	(274)	(295)

Partners' (deficiency) capital
at December 31, 2005	130,000	$(3,816)	$ 2,591	$(1,225)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (295)	$ 3,906
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation	427	439
Amortization of loan costs	26	20
Gain on sale of discontinued operations	--	(4,684)
Loss on early extinguishment of debt	5	229
Change in accounts:
Receivables and deposits	42	71
Other assets	(15)	5
Accounts payable	(23)	(56)
Accrued property taxes	33	(25)
Tenant security deposit liabilities	4	(36)
Other liabilities	34	(55)
Due to affiliate	18	(48)
Net cash provided by (used in) operating activities	256	(234)

Cash flows from investing activities:
Property improvements and replacements	(116)	(237)
Net (deposits to) withdrawals from restricted escrows	(76)	59
Proceeds from sale of investment property	--	7,321
Net cash (used in) provided by investing activities	(192)	7,143

Cash flows from financing activities:
Repayment of mortgage note payable	(4,617)	(2,089)
Proceeds from mortgage note payable	4,263	--
Payments on mortgage notes payable	(85)	(87)
Loan costs paid	(81)	--
Prepayment penalty paid	--	(202)
Distributions to partners	--	(4,673)
Advances from affiliate	723	197
Payment on advances from affiliate	(123)	--
Net cash provided by (used in) financing activities	80	(6,854)

Net increase in cash and cash equivalents	144	55

Cash and cash equivalents at beginning of year	99	44

Cash and cash equivalents at end of year	$ 243	$ 99

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 378	$ 402

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 3	$ 12

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVI (the "Partnership" or "Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties.  The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 2005, the Partnership operates one residential apartment complex located in Texas. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

Basis of Presentation: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statement of operations for the year ended December 31, 2004 reflects the operations of Ralston Place Apartments as loss from discontinued operations due to the property’s sale in January 2004. The results of the property’s operations for the year ended December 31, 2004, a loss of approximately $290,000, are included in loss from discontinued operations and include revenues of approximately $61,000. There was no income or loss from discontinued operations for the year ended December 31, 2005.

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

Restricted Escrow:  As a condition of the mortgage encumbering Woods of Inverness Apartments, the Lender required a reserve deposit of approximately $152,000 to be used for the completion of repairs specified in the Completion/Repair and Security Agreement. At December 31, 2005, this reserve totaled approximately $152,000.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $232,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of real property over 27 1/2 years and personal property additions over 5 years.

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

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the unit and is current on rental payments.

Deferred Costs: Loan costs of approximately $81,000 are included in other assets in the accompanying consolidated balance sheet. The loan costs are amortized over the term of the related loan agreement. At December 31, 2005, accumulated amortization is approximately $11,000. Amortization of loan costs is included in interest expense and loss from discontinued operations and was approximately $26,000 and $20,000 for the years ended December 31, 2005 and 2004, respectively. Amortization expense is expected to be approximately $39,000 for 2006 and approximately $31,000 for 2007 at which the time loan costs will be fully amortized.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximate their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt approximates its carrying value.

Advertising Costs: The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $99,000 and $94,000 for the years ended December 31, 2005 and 2004, respectively, were charged to operating expenses and loss from discontinued operations.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Note B - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal	Monthly				Principal
	Balance At	Payment				Balance
	December 31,	Including	Interest	Period	Maturity	Due At
Property	2005	Interest	Rate	Amortized	Date	Maturity
	(in thousands)					(in thousands)
Woods of
Inverness
Apartments	$4,253	$ 22	(1)	30 yrs	9/2007	$ 4,141

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index (“DMBS”) plus 85 basis points. The rate at December 31, 2005 was 5.13%.

On October 31, 2005, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage of approximately $4,617,000 with a new mortgage in the amount of approximately $4,263,000. Total capitalized loan costs were approximately $81,000. The Partnership recognized a loss on early extinguishment of debt of approximately $5,000 due to the write off of unamortized loan costs. This amount is included in interest expense.

The new mortgage financing was obtained pursuant to a credit facility (the "Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension.  Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (5.13% per annum at December 31, 2005), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty. As a condition of this loan, the lender required AIMCO Properties to guarantee the obligations and liabilities of the Registrant with respect to the new mortgage financing.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 66
2007	4,187
$ 4,253

Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

Differences between the net (loss) income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands except per unit data):

	2005	2004

Net (loss) income as reported	$ (295)	$3,906
Add (deduct):
Unearned revenue	25	(21)
Depreciation differences	249	212
Miscellaneous	22	(144)
Gain on sale	--	1,188

Federal taxable income	$ 1	$5,141

Federal taxable income per limited
partnership unit	$ 0.01	$36.11

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

2005

Net liabilities as reported	$(1,225)
Land and buildings	107
Accumulated depreciation	(1,402)
Syndication and distribution costs	8,258
Other	98

Net assets - Federal tax basis	$ 5,836

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $96,000 and $89,000 for the years ended December 31, 2005 and 2004 respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $83,000 and $109,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2005 and 2004 as there were no distributions from operations during either period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements.  Approximately $80,000 of this advance and approximately $5,000 of accrued interest were repaid during the year ended December 31, 2005. During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $723,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage at Woods of Inverness Apartments and to cover operating expenses.  Approximately $43,000 of this advance was repaid during 2005. Interest is accrued at prime plus 2% (9.25% at December 31, 2005) and interest expense amounted to approximately $23,000 and $1,000 for the years ended December 31, 2005 and 2004, respectively. Total advances and accrued interest of approximately $816,000 remains unpaid at December 31, 2005 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $37,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,849.69 limited partnership units (the "Units") in the Partnership representing 65.27% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units, owned by AIMCO IPLP, L.P., (formerly Insignia Properties, LP) an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Costs
			and Related	Written Down
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Woods of Inverness	$ 4,253	$ 1,292	$10,305	$ (589)

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)

Woods of Inverness	$ 905	$10,103	$11,008	$ 7,539	07/82	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2005	2004
	(in thousands)
Investment Property

Balance at beginning of year	$10,901	$10,698
Property improvements	107	203
Balance at end of year	$11,008	$10,901

Accumulated Depreciation

Balance at beginning of year	$ 7,112	$ 6,673
Additions charged to expense	427	439
Balance at end of year	$ 7,539	$ 7,112

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2005 and 2004 is approximately $11,115,000 and $10,999,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004 is approximately $8,941,000 and $8,763,000, respectively.

Note F – Sale of Investment Property

On January 30, 2004, the Partnership sold Ralston Place Apartments to a third party for $7,725,000. After payment of closing costs of approximately $404,000, the net proceeds received by the Partnership were approximately $7,321,000. The Partnership used a portion of the proceeds to repay the mortgage encumbering the property of approximately $2,089,000. The sale of the property resulted in a gain of approximately $4,684,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $229,000, as a result of the write off of unamortized loan costs and a prepayment penalty which is included in loss from discontinued operations. The results of the property’s operations for the year ended December 31, 2004, a loss of approximately $290,000, are included in loss from discontinued operations and includes revenues of approximately $61,000.

Note G - Contingencies

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.     Changes in and Disagreements with Accountant on Accounting and Financial

            Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Tomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2005.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properies as compensation for providing property management services. The Partnership paid to such affiliates approximately $96,000 and $89,000 for the years ended December 31, 2005 and 2004 respectively, which is included in operating expenses and loss from discontinued operations.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $83,000 and $109,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2005 and 2004 as there were no  distributions from operations during either period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements.  Approximately $80,000 of this advance and approximately $5,000 of accrued interest were repaid during the year ended December 31, 2005. During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $723,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage at Woods of Inverness Apartments and to cover operating expenses.  Approximately $43,000 of this advance was repaid during 2005. Interest is accrued at prime plus 2% (9.25% at December 31, 2005) and interest expense amounted to approximately $23,000 and $1,000 for the years ended December 31, 2005 and 2004, respectively. Total advances and accrued interest of approximately $816,000 remains unpaid at December 31, 2005 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $32,000 and $37,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,849.69 limited partnership units (the "Units") in the Partnership representing 65.27% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units, owned by AIMCO IPLP, L.P. (formerly Insignia Properties, LP), an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index attached.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $36,000 and $37,000 for 2005 and 2004, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $5,000 and $10,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 28, 2006

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2006
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

10.8

Multifamily Note dated October 31, 2005 between Woods of Inverness CPF XVI, LP, a Delaware limited partnership and GMAC Commercial Mortgage Corporation, a California corporation. (Filed with the Registrant’s Form 8-K dated October 31, 2005 and incorporated herein by reference.)

10.9

Assignment of Loan Agreement, Collateral Agreements and other Loan Documents dated October 31, 2005 between GMAC Commercial Mortgage Corporation and Woods of Inverness CPF 16, L.P. (Filed with the Registrant’s Form 8-K dated October 31, 2005 and incorporated herein by reference.)

10.10

Guaranty dated October 31, 2005 between AIMCO Properties LP, a Delaware limited partnership and GMAC Commercial Mortgage Corporation, a California corporation. (Filed with the Registrant’s Form 8-K dated October 31, 2005 and incorporated herein by reference.)

CENTURY PROPERTIES FUND XVI

EXHIBIT INDEX (continued)

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

Date:  March 28, 2006

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

Date:  March 28, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVI (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.