Form 10QSB
period 2006-06-30
CENTURY PROPERTIES FUND XVI
filed 2006-08-11
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents		$ 30
Receivables and deposits		187
Restricted escrow		152
Other assets		212
Investment property:
Land	$ 905
Buildings and related personal property	10,192
	11,097
Less accumulated depreciation	(7,746)	3,351
		$ 3,932
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 40
Accrued property taxes		130
Tenant security deposit liabilities		35
Other liabilities		77
Due to affiliates (Note B)		740
Mortgage note payable		4,220

Partners' (Deficiency) Capital
General partners	$ (3,822)
Limited partners (130,000 units issued and
outstanding)	2,512	(1,310)
		$ 3,932

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Rental income	$ 473	$ 422	$ 942	$ 842
Other income	51	38	94	76
Total revenues	524	460	1,036	918

Expenses:
Operating	280	239	514	469
General and administrative	52	48	93	89
Depreciation	103	108	207	218
Interest	90	99	176	199
Property taxes	64	50	131	99
Total expenses	589	544	1,121	1,074

Net loss	$ (65)	$ (84)	$ (85)	$ (156)

Net loss allocated to general
partners (6.9%)	$ (4)	$ (6)	$ (6)	$ (11)
Net loss allocated to limited
partners (93.1%)	(61)	(78)	(79)	(145)
	$ (65)	$ (84)	$ (85)	$ (156)

Net loss per limited partnership unit	$ (0.47)	$ (0.60)	$ (0.61)	$ (1.12)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2005	130,000	$(3,816)	$ 2,591	$(1,225)

Net loss for the six months
ended June 30, 2006	--	(6)	(79)	(85)

Partners' (deficiency) capital
at June 30, 2006	130,000	$(3,822)	$ 2,512	$(1,310)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (85)	$ (156)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	207	218
Amortization of loan costs	18	9
Change in accounts:
Receivables and deposits	32	124
Other assets	(78)	(26)
Accounts payable	19	(23)
Accrued property taxes	(85)	(86)
Tenant security deposit liabilities	--	1
Due to affiliates	22	1
Other liabilities	(48)	12
Net cash provided by operating activities	2	74

Cash flows from investing activities:
Property improvements and replacements	(84)	(60)
Net withdrawals from restricted escrow	--	45
Net cash used in investing activities	(84)	(15)

Cash flows from financing activities:
Payments on mortgage note payable	(33)	(44)
Advances from affiliate	94	--
Payments on advances from affiliate	(192)	(80)
Net cash used in financing activities	(131)	(124)

Net decrease in cash and cash equivalents	(213)	(65)

Cash and cash equivalents at beginning of period	243	99

Cash and cash equivalents at end of period	$ 30	$ 34

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 154	$ 189

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 8	$ --

Included in property improvements and replacements for the six months ended June 30, 2006 and 2005 are approximately $3,000 and $12,000 of improvements, respectively, which were included in accounts payable at December 31, 2005 and 2004, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $51,000 and $45,000 during the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $36,000 and $42,000 for the six months ended June 30, 2006 and 2005, respectively, which is included in general and administrative expenses. At June 30, 2006, approximately $18,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the six months ended June 30, 2006 and 2005, as there were no distributions from operations during either period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements.  Approximately $80,000 of this advance and approximately $5,000 of accrued interest were repaid during the six months ended June 30, 2005. During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $723,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses.  Approximately $43,000 of this advance was repaid during the year ended December 31, 2005. During the six months ended June 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately

$94,000 to cover capital expenditures and operating expenses at Woods of Inverness Apartments. During the six months ended June 30, 2006 approximately $192,000 of advances were repaid. There were no advances made to the Partnership during the six months ended June 30, 2005. Interest is accrued at prime plus 2% (10.25% at June 30, 2006) and interest expense amounted to approximately $37,000 and $6,000 for the six months ended June 30, 2006 and 2005, respectively. Total advances and accrued interest of approximately $722,000 remain unpaid at June 30, 2006 and are included in due to affiliates. Subsequent to June 30, 2006, an affiliate of the Managing General Partner advanced approximately $32,000 to fund operating expenses at Woods of Inverness Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2006, the Partnership was charged by AIMCO and its affiliates approximately $52,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $32,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Woods of Inverness Apartments	94%	85%
Houston, Texas

The Managing General Partner attributes the increase in occupancy at Woods of Inverness Apartments to increased resident retention efforts.

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2006 was approximately $65,000 and $85,000, respectively, compared to net loss of approximately $84,000 and $156,000 for the three and six months ended  June 30, 2005, respectively. The decrease in net loss for the three and six months ended June 30, 2006 is due an increase in total revenues partially offset by an increase in total expenses.

The increase in total revenues for both the three and six months ended June 30, 2006 is due to increases in both rental and other income. The increase in rental income for both periods is due to increases in occupancy and the average rental rate at the Partnership’s investment property. The increase in other income for both periods is primarily due to increases in utility reimbursements and tenant application fees at the property.

Total expenses increased for both the three and six months ended June 30, 2006 due to increases in property tax and operating expenses, partially offset by decreases in interest and depreciation expenses.  Property tax expense increased for both periods due to increases in the assessed value and tax rate at the Partnership’s investment property.  Operating expenses increased for both periods due to increases in insurance premiums, advertising expense, tenant call center processing fees, and management fees as a result of the increase in rental income, partially offset by a decrease in contract services at the property. The increase in operating expenses for the six months ended June 30, 2006 was also partially offset by a change in estimate of clean up costs associated with Hurricane Rita at the property. Interest expense decreased due to the refinancing of the mortgage encumbering Woods of Inverness Apartments in October 2005 at a lower principal balance and a lower variable interest rate, partially offset by increases in interest expense on advances from affiliates and loan cost amortization expense. Depreciation expense decreased due to assets placed into service in previous years becoming fully depreciated during the third and fourth quarters of 2005.

General and administrative expenses remained relatively constant for both the three and six months ended June 30, 2006 and 2005. Included in general and administrative expenses for the three and six months ended June 30, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2006, the Partnership had cash and cash equivalents of approximately $30,000 compared to approximately $34,000 at June 30, 2005. Cash and cash equivalents decreased approximately $213,000, from December 31, 2005,  due to approximately $131,000 and $84,000 of cash used in financing and investing activities, respectively, partially offset by approximately $2,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s property and payments on advances from an affiliate of the Managing General Partner, partially offset by advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and property improvements and replacements.  Approximately $80,000 of this advance and approximately $5,000 of accrued interest were repaid during the six months ended June 30, 2005. During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $723,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses.  Approximately $43,000 of this advance was repaid during the year ended December 31, 2005. During the six months ended June 30, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $94,000 to cover capital expenditures and operating expenses at Woods of Inverness Apartments. During the six months ended June 30, 2006 approximately $192,000 of advances were repaid. There were no advances to the Partnership during the six months ended June 30, 2005. Interest is accrued at prime plus 2% (10.25% at June 30, 2006) and interest expense amounted to approximately $37,000 and $6,000 for the six months ended June 30, 2006 and 2005, respectively. Total advances and accrued interest of approximately $722,000 remain unpaid at June 30, 2006 and are included in due to affiliates.  Subsequent to June 30, 2006, an affiliate of the Managing

General Partner advanced approximately $32,000 to fund operating expenses at Woods of Inverness Apartments.

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

During the six months ended June 30, 2006, the Partnership completed approximately $89,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of structural improvements, fencing upgrades and floor covering replacement. These improvements were funded from operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

The new mortgage financing was obtained pursuant to a credit facility (the "Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension.  Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (6.070% per annum at June 30, 2006), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty. As a condition of this loan, the lender required AIMCO Properties, L.P. to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

The current mortgage indebtedness encumbering the Partnership’s property is approximately $4,220,000. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the six months ended June 30, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, and the timing of the debt maturity, refinancing and/or property sale.

The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner at June 30, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,849.69 limited partnership units (the "Units") in the Partnership representing 65.27% of the outstanding Units at June 30, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 5.

Other Information

None.

Item 6.

Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: August 11, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 11, 2006	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

Date:  August 11, 2006

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

Date:  August 11, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 11, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 11, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.