Form 10KSB
period 2006-12-31
CENTURY PROPERTIES FUND XVI
filed 2007-03-30
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Limited Partnership Units

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year.  $2,274,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Century Properties Fund XVI (the "Partnership" or the "Registrant") was organized in December 1980 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI or the "Non-Managing General Partner"), a California general partnership, are the general partners of the Partnership. NPI Equity Investments II Inc., a Florida corporation ("NPI Equity"), is the managing partner of FRI. Both FCMC and NPI Equity are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The partnership agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner in such market area, could have a material effect on the rental market for apartments at the Partnership's property and the rents that may be charged for such apartments.  While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

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

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

Item 2.

Description of Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership	Use

Woods of Inverness	07/82	Fee ownership subject	Apartments
Apartments		to a first mortgage	272 units
Houston, Texas

The property is held by a limited partnership that is wholly-owned by the Partnership.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Woods of Inverness
Apartments	$10,951	$ 7,694	5-30 yrs	S/L	$ 2,273

See "Note A – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity
	(in thousands)				(in thousands)

Woods of Inverness
Apartments	$4,186	(1)	30 yrs	9/2007	$4,141

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index (“DMBS”) plus 85 to 105 basis points depending on certain performance criteria. The rate at December 31, 2006 was 6.10%.

On October 31, 2005, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage of approximately $4,617,000 with a new mortgage in the amount of approximately $4,263,000. The new mortgage financing was obtained pursuant to a credit facility (the "Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension.  Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae DMBS plus 85 to 105 basis points depending on certain performance criteria (6.10% per annum at December 31, 2006), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty. As a condition of this loan, the lender required AIMCO Properties, L.P. to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for the Partnership's property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Woods of Inverness Apartments	$7,618	$7,378	93%	89%

The Managing General Partner attributes the increase in occupancy at Woods of Inverness Apartments to increased resident retention efforts.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex that leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Real Estate Tax and Rate

Real estate taxes and rate in 2006 for the Partnership's property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)
Woods of Inverness Apartments	$202	2.92%

Capital Improvements

Woods of Inverness Apartments: During the year ended December 31, 2006, the Partnership completed approximately $263,000 of capital improvements at the property, consisting primarily of fencing, structural improvements, balcony upgrades, interior and exterior improvements and floor covering replacement. These improvements were funded from replacement reserves, operating cash flow and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership expects to begin reconstruction related to the casualty discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation – Results of Operations” during 2007. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves, or advances from affiliates of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Apellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues. The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 129,942 Units outstanding held by 3,135 limited partners of record. During the years ended December 31, 2006 and 2005, 14 and 44 Units, respectively, were abandoned. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. Affiliates of the Managing General Partner owned 84,899.69 Units or 65.34% of the outstanding Units at December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions to the partners during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, property sale, and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. The Partnership is currently seeking to refinance the mortgage encumbering Woods of Inverness Apartments prior to its September 2007 maturity. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after planned capital expenditures to permit any distributions to its partners in 2007 or subsequent periods. See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,899.69 Units in the Partnership representing 65.34% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net income for the year ended December 31, 2006 was approximately $9,000 as compared to a net loss of approximately $295,000 for the year ended December 31, 2005.  The increase in net income is due to an increase in total revenues, partially offset by an increase in total expenses. The increase in total revenues is due to increases in rental and other income and the recognition of a casualty gain during 2006.  The increase in rental income is due to increases in occupancy and the average rental rate at the Partnership’s investment property.  The increase in other income is primarily due to increases in utility reimbursements and tenant application fees at the property.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. The Partnership suffered damages of approximately $675,000. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $250,000, which were held on deposit in a restricted escrow with the mortgage lender at December 31, 2006, and anticipates receiving an additional $490,000 to cover the damages. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $191,000 as a result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000.

Total expenses increased due to increases in operating and general and administrative expenses, partially offset by decreases in property tax, interest and depreciation expenses.  The increase in operating expenses is primarily due to increases in salaries and related benefits, utilities, and insurance expenses as a result of increased hazard insurance premiums, partially offset by a change in estimate of clean up costs associated with Hurricane Rita at the Partnership’s investment property. The decrease in property tax expense is due to a decrease in the assessed value and rate at the property. Interest expense decreased due to the refinancing of the mortgage encumbering Woods of Inverness Apartments in October 2005 at a lower principal balance and a lower variable interest rate, partially offset by increases in interest expense on advances from affiliates and loan cost amortization expense. Depreciation expense decreased due to assets placed into service in previous years becoming fully depreciated during the third and fourth quarters of 2005.

The increase in general and administrative expenses in primarily due to an increase in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006 the Partnership had cash and cash equivalents of approximately $182,000, compared to approximately $243,000 at December 31, 2005. The decrease in cash and cash equivalents of approximately $61,000 is due to approximately $106,000 of cash used in investing activities and approximately $94,000 of cash used in financing activities, partially offset by approximately $139,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements, partially offset by net withdrawals from a restricted escrow maintained by the mortgage lender.  Cash used in financing activities consisted of payments on advances from an affiliate of the Managing General Partner and principal payments made on the mortgage encumbering the Partnership’s property, partially offset by advances received from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and capital improvements. Approximately $80,000 of this advance and approximately $5,000 of accrued interest were repaid during the year ended December 31, 2005. During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $723,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses. Approximately $43,000 of this advance was repaid during the year ended December 31, 2005. During the year ended December 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $174,000 to cover capital expenditures and operating expenses at Woods of Inverness Apartments. During the year ended December 31, 2006, approximately $201,000 of advances and approximately $75,000 of associated accrued interest were repaid. Interest is accrued at the prime rate plus 2% (10.25% at December 31, 2006) and interest expense amounted to approximately $76,000 and $23,000 for the years ended December 31, 2006 and 2005, respectively. Total advances and accrued interest of approximately $790,000 remain unpaid at December 31, 2006 and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership expects to begin reconstruction related to the casualty discussed above during 2007. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On October 31, 2005, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage of approximately $4,617,000 with a new mortgage in the amount of approximately $4,263,000. Total capitalized loan costs were approximately $81,000. The Partnership recognized a loss on early extinguishment of debt of approximately $5,000 during the year ended December 31, 2005, due to the write off of unamortized loan costs. This amount is included in interest expense on the consolidated statements of operations included in “Item. 7 – Financial Statements”.

The new mortgage financing was obtained pursuant to a credit facility (the "Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension.  Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending on certain performance criteria (6.10% per annum at December 31, 2006), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty. As a condition of this loan, the lender required AIMCO Properties, L.P. to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property is approximately $4,186,000. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

There were no distributions to the partners during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. The Partnership is currently seeking to refinance the mortgage encumbering Woods of Inverness Apartments prior to its September 2007 maturity. In light of the amounts payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,899.69 Units in the Partnership representing 65.34% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs,” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Financial Statements

CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVI

We have audited the accompanying consolidated balance sheet of Century Properties Fund XVI as of December 31, 2006, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2007

CENTURY PROPERTIES FUND XVI

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 182
Receivables and deposits		351
Restricted escrow		250
Other assets		119
Investment property (Notes B and E):
Land	$ 905
Buildings and related personal property	10,046
	10,951
Less accumulated depreciation	(7,694)	3,257
		$ 4,159

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 38
Accrued property taxes		203
Tenant security deposit liabilities		38
Other liabilities		112
Due to affiliates (Note D)		798
Mortgage note payable (Note B)		4,186

Partners' (Deficiency) Capital
General partners	$ (3,815)
Limited partners (129,942 units issued and outstanding)	2,599	(1,216)
		$ 4,159

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 1,884	$ 1,760
Other income	199	172
Casualty gain (Note F)	191	--
Total revenues	2,274	1,932

Expenses:
Operating	1,124	1,019
General and administrative	179	167
Depreciation	416	427
Interest	366	397
Property taxes	180	217
Total expenses	2,265	2,227

Net income (loss) (Note C)	$ 9	$ (295)

Net income (loss) allocated to general partners (6.9%)	$ 1	$ (21)

Net income (loss) allocated to limited partners (93.1%)	8	(274)

	$ 9	$ (295)

Net income (loss) per limited partnership unit	$ 0.06	$ (2.11)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2004	130,000	$(3,795)	$ 2,865	$ (930)

Abandonment of limited partnership
units (Note A)	(44)	--	--	--

Net loss for the year ended
December 31, 2005	--	(21)	(274)	(295)

Partners' (deficiency) capital
At December 31, 2005	129,956	(3,816)	2,591	(1,225)

Abandonment of limited
partnership units (Note A)	(14)	--	--	--

Net income for the year ended
December 31, 2006	--	1	8	9

Partners' (deficiency) capital
at December 31, 2006	129,942	$(3,815)	$ 2,599	$(1,216)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$ 9	$ (295)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	416	427
Amortization of loan costs	39	26
Casualty gain	(191)	--
Loss on early extinguishment of debt	--	5
Change in accounts:
Receivables and deposits	(132)	42
Other assets	(6)	(15)
Accounts payable	17	(23)
Accrued property taxes	(12)	33
Tenant security deposit liabilities	3	4
Other liabilities	(13)	34
Due to affiliates	9	18
Net cash provided by operating activities	139	256

Cash flows from investing activities:
Property improvements and replacements	(258)	(116)
Net withdrawals from (deposits to) restricted escrows	152	(76)
Net cash used in investing activities	(106)	(192)

Cash flows from financing activities:
Repayment of mortgage note payable	--	(4,617)
Proceeds from mortgage note payable	--	4,263
Payments on mortgage notes payable	(67)	(85)
Loan costs paid	--	(81)
Advances from affiliate	174	723
Payment on advances from affiliate	(201)	(123)
Net cash (used in) provided by financing activities	(94)	80

Net (decrease) increase in cash and cash equivalents	(61)	144

Cash and cash equivalents at beginning of year	243	99

Cash and cash equivalents at end of year	$ 182	$ 243

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 328	$ 378

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 8	$ 3
Insurance proceeds held on deposit with the mortgage lender	$ 250	$ --

Included in property improvements and replacements for the year ended December 31, 2005 are approximately $12,000 of improvements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVI (the "Partnership" or "Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties.  The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 2006, the Partnership operates one residential apartment complex located in Texas. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of the Partnership and one wholly owned partnership. All significant interpartnership transactions have been eliminated.

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

Restricted Escrow:  As a result of the casualty discussed in “Note F”, the Partnership received insurance proceeds of approximately $250,000 during the year ended December 31, 2006. These funds are held on deposit with the mortgage lender at December 31, 2006 and are to be used to fund reconstruction of the damaged asset.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $166,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of real property over 27 1/2 years and personal property additions over 5 years.

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

Abandoned Units: During the years ended December 31, 2006 and 2005, the number of Units decreased by 14 and 44 Units, respectively, due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Deferred Costs: Loan costs of approximately $81,000, less accumulated amortization of approximately $50,000, are included in other assets and are amortized over the term of the related loan agreement. Amortization on loan costs is included in interest expense and was approximately $39,000 and $26,000 for the years ended December 31, 2006 and 2005, respectively. Amortization expense is expected to be approximately $31,000 for 2007, at which time the loan costs will be fully amortized.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the year ended December 31, 2006, the Partnership capitalized interest of approximately $5,000, property taxes of approximately $3,000 and operating costs of approximately $1,000. No such costs were capitalized during the year ended December 31, 2005.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short term maturity of these instruments, which includes the mortgage encumbering Woods of Inverness Apartments.

Advertising Costs: The Partnership expenses the costs of advertising as incurred.  Advertising expense was approximately $92,000 and $99,000 for the years ended December 31, 2006 and 2005, respectively, and is included in operating expenses.

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

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal	Monthly				Principal
	Balance At	Payment				Balance
	December 31,	Including	Interest	Period	Maturity	Due At
Property	2006	Interest	Rate	Amortized	Date	Maturity
	(in thousands)					(in thousands)
Woods of
Inverness
Apartments	$4,186	$ 22	(1)	30 yrs	9/2007	$ 4,141

(1)

Adjustable rate based on the Fannie Mae discounted mortgage-backed security index (“DMBS”) plus 85 to 105 basis points depending on certain performance criteria. The rate at December 31, 2006 was 6.10%.

On October 31, 2005, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage of approximately $4,617,000 with a new mortgage in the amount of approximately $4,263,000. Total capitalized loan costs were approximately $81,000 and are included in other assets. The Partnership recognized a loss on early extinguishment of debt of approximately $5,000 during the year ended December 31, 2005, due to the write off of unamortized loan costs. This amount is included in interest expense.

The new mortgage financing was obtained pursuant to a credit facility (the "Permanent Credit Facility") which also provided for the refinancing of several other properties. The Permanent Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension.  Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae DMBS plus 85 to 105 basis points depending on certain performance criteria (6.10% per annum at December 31, 2006), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty. As a condition of this loan, the lender required AIMCO Properties, L.P. to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing.

The mortgage note payable is non-recourse and is secured by pledge of the respective apartment property and by pledge of revenues from the property. The property may not be sold subject to existing indebtedness.

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income purposes. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands except per unit data):

	2006	2005

Net income (loss) as reported	$ 9	$ (295)
Add (deduct):
Unearned revenue	4	25
Depreciation differences	255	249
Miscellaneous	(70)	22
Casualty gain/loss	(191)	--

Federal taxable income	$ 7	$ 1

Federal taxable income per limited
partnership unit	$ 0.05	$ 0.01

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

2006

Net liabilities as reported	$(1,216)
Land and buildings	424
Accumulated depreciation	(1,408)
Syndication and distribution costs	8,258
Other	(219)

Net assets - Federal tax basis	$ 5,839

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $102,000 and $96,000 for the years ended December 31, 2006 and 2005 respectively, which is included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $85,000 and $83,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses. At December 31, 2006, approximately $8,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates. These unpaid amounts were paid to affiliates subsequent to December 31, 2006.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2006 and 2005 as there were no distributions from operations during either period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and capital improvements. Approximately $80,000 of this advance and approximately $5,000 of accrued interest were repaid during the year ended December 31, 2005. During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $723,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses. Approximately $43,000 of this advance was repaid during the year ended December 31, 2005. During the year ended December 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $174,000 to cover capital expenditures and operating expenses at Woods of Inverness Apartments. During the year ended December 31, 2006, approximately $201,000 of advances and approximately $75,000 of associated accrued interest were repaid. Interest is accrued at the prime rate plus 2% (10.25% at December 31, 2006) and interest expense amounted to approximately $76,000 and $23,000 for the years ended December 31, 2006 and 2005, respectively. Total advances and accrued interest of approximately $790,000 remain unpaid at December 31, 2006 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $54,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,899.69 limited partnership units (the “Units”) in the Partnership representing 65.34% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Written Down
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Woods of Inverness
Apartments	$ 4,186	$ 1,292	$10,305	$ (646)

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)

Woods of Inverness
Apartments	$ 905	$10,046	$10,951	$ 7,694	07/82	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2006	2005
	(in thousands)
Investment Property

Balance at beginning of year	$11,008	$10,901
Property improvements	263	107
Disposal of property	(320)	--
Balance at end of year	$10,951	$11,008

Accumulated Depreciation

Balance at beginning of year	$ 7,539	$ 7,112
Additions charged to expense	416	427
Disposal of property	(261)	--
Balance at end of year	$ 7,694	$ 7,539

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2006 and 2005 is approximately $11,375,000 and $11,115,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $9,102,000 and $8,941,000, respectively.

Note F – Casualty Event

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. The Partnership suffered damages of approximately $675,000. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $250,000, which were held on deposit in a restricted escrow with the mortgage lender at December 31, 2006, and anticipates receiving an additional $490,000 to cover the damages. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, offset by the write off of undepreciated damaged assets of approximately $59,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 8.

Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Century Properties Fund XVI (the “Partnership” or the “Registrant”) has no officers or directors. Fox Capital Management Corporation (“FCMC” or the “Managing General Partner”) manages and controls substantially all of the Partnership’s affairs and has general responsibility in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below.  There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	65	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Tomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Capital Management Corporation.  However, fees and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item 12. Certain Relationships and Related Transactions, and Director Independence".

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the limited partnership units (the “Units”) of the Registrant as of December 31, 2006.

Name of		Percentage
Beneficial Owner	Number of Units	of Class

AIMCO IPLP, L.P.
(an affiliate of AIMCO)	47,488.68	36.55%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	37,211.01	28.64%
Fox Capital Management Corp
(an affiliate of AIMCO)`	200.00	0.15%

AIMCO IPLP, L.P. and Fox Capital Management Corp. are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends upon the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $102,000 and $96,000 for the years ended December 31, 2006 and 2005 respectively, which is included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $85,000 and $83,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses. At December 31, 2006, approximately $8,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2006 and 2005 as there were no distributions from operations during either period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2004, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $197,000 to cover operating expenses and capital improvements. Approximately $80,000 of this advance and approximately $5,000 of accrued interest were repaid during the year ended December 31, 2005. During the year ended December 31, 2005, an affiliate of the Managing General Partner advanced the Partnership approximately $723,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses. Approximately $43,000 of this advance was repaid during the year ended December 31, 2005. During the year ended December 31, 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $174,000 to cover capital expenditures and operating expenses at Woods of Inverness Apartments. During the year ended December 31, 2006, approximately $201,000 of advances and approximately $75,000 of associated accrued interest were repaid. Interest is accrued at the prime rate plus 2% (10.25% at December 31, 2006) and interest expense amounted to approximately $76,000 and $23,000 for the years ended December 31, 2006 and 2005, respectively. Total advances and accrued interest of approximately $790,000 remain unpaid at December 31, 2006 and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $54,000 and $32,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,899.69 Units in the Partnership representing 65.34% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $34,000 and $36,000 for 2006 and 2005, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $6,000 and $5,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2007
Stephen B. Waters

CENTURY PROPERTIES FUND XVI

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

2.5

Master Indemnity Agreement incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

3.4

Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Registrant dated August 17, 1981 and thereafter supplemented June 25, 1979 included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-71473).

10.8

Multifamily Note dated October 31, 2005 between Woods of Inverness CPF XVI, LP, a Delaware limited partnership, and GMAC Commercial Mortgage Corporation, a California corporation. (Filed with the Registrant’s Current Report on Form 8-K dated October 31, 2005 and incorporated herein by reference.)

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

Date:  March 30, 2007

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

Date:  March 30, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Fund XVI (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.