Form 10QSB
period 2007-03-31
CENTURY PROPERTIES FUND XVI
filed 2007-05-14
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 208
Receivables and deposits		212
Restricted escrow		392
Other assets		181
Investment property:
Land	$ 905
Buildings and related personal property	10,192
	11,097
Less accumulated depreciation	(7,851)	3,246
		$ 4,239
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 137
Accrued property taxes		48
Tenant security deposit liabilities		38
Other liabilities		94
Due to affiliates (Note B)		810
Mortgage note payable		4,168

Partners' (Deficiency) Capital
General partners	$ (3,804)
Limited partners (129,942 units issued and
outstanding)	2,748	(1,056)
		$ 4,239

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Rental income	$ 482	$ 469
Other income	54	43
Casualty gain (Note C)	187	--
Total revenues	723	512

Expenses:
Operating	288	234
General and administrative	46	41
Depreciation	97	104
Interest	90	86
Property taxes	42	67
Total expenses	563	532

Net income (loss)	$ 160	$ (20)

Net income (loss) allocated to general partners (6.9%)	$ 11	$ (1)
Net income (loss) allocated to limited partners (93.1%)	149	(19)

	$ 160	$ (20)

Net income (loss) per limited partnership unit	$ 1.15	$ (0.14)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2006	129,942	$(3,815)	$ 2,599	$(1,216)

Net income for the three months
ended March 31, 2007	--	11	149	160

Partners' (deficiency) capital
at March 31, 2007	129,942	$(3,804)	$ 2,748	$(1,056)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 160	$ (20)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	97	104
Amortization of loan costs	11	7
Casualty gain	(187)	--
Change in accounts:
Receivables and deposits	139	125
Other assets	(73)	(105)
Accounts payable	99	148
Accrued property taxes	(155)	(150)
Tenant security deposit liabilities	--	1
Due to affiliates	12	(13)
Other liabilities	(18)	(50)
Net cash provided by operating activities	85	47

Cash flows from investing activities:
Insurance proceeds received	31	--
Property improvements and replacements	(72)	(17)
Net cash used in investing activities	(41)	(17)

Cash flows from financing activities:
Payments on mortgage note payable	(18)	(17)
Payment on advances from affiliates	--	(192)
Net cash used in financing activities	(18)	(209)

Net increase (decrease) in cash and cash equivalents	26	(179)
Cash and cash equivalents at beginning of period	182	243

Cash and cash equivalents at end of period	$ 208	$ 64

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 58	$ 90
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 8	$ 5
Insurance proceeds held on deposit with the mortgage
lender	$ 392	$ --

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 are approximately $8,000 and $3,000 of improvements, respectively, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $26,000 and $25,000 during the three months ended March 31, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $27,000 and $19,000 for the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the three months ended March 31, 2007 and 2006, as there were no distributions from operations during either period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2004 and 2005, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the three months ended March 31, 2006, approximately $192,000 of advances were repaid. There were no such payments made during the three months ended March 31, 2007. Interest is accrued at prime plus 2% (10.25% at March 31, 2007) and interest expense amounted to approximately $20,000 and $19,000 for the three months ended March 31, 2007 and 2006, respectively. Total advances and accrued interest of approximately $810,000 remain unpaid at March 31, 2007 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $60,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $54,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Event

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. The Partnership suffered damages of approximately $519,000. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $250,000, which were held on deposit in a restricted escrow with the mortgage lender at December 31, 2006, approximately $31,000 of which was released to the Partnership during the three months ended March 31, 2007. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During the three months ended March 31, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000, which were held on deposit in a restricted escrow with the mortgage lender at March 31, 2007.  The Partnership recognized an additional casualty gain of approximately $187,000 for the three months ended March 31, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Woods of Inverness Apartments	93%	92%
Houston, Texas

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2007 was approximately $160,000, compared to a net loss of approximately $20,000 for the three months ended March 31, 2006. The increase in net income is due to an increase in total revenues, partially offset by an increase in total expenses. Total revenues increased due to increases in rental and other income and the recognition of a casualty gain during the three months ended March 31, 2007. Rental income increased due to increases in occupancy and the average rental rate at the Partnership’s investment property. Other income increased due to increases in lease cancellation fees and tenant utility reimbursements at the property.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. The Partnership suffered damages of approximately $519,000. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $250,000, which were held on deposit in a restricted escrow with the mortgage lender at December 31, 2006, approximately $31,000 of which was released to the Partnership during the three months ended March 31, 2007. During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During the three months ended March 31, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000, which were held on deposit in a restricted escrow with the mortgage lender at March 31, 2007.  The Partnership recognized an additional casualty gain of approximately $187,000 for the three months ended March 31, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000.

Total expenses increased primarily due to increases in operating and general and administrative expenses, partially offset by decreases in property tax and depreciation expenses. Interest expense remained relatively constant for the comparable periods. The increase in operating expenses is primarily due to increases in salaries and related benefits and insurance expense as a result of increased hazard insurance premiums and a change in estimate of clean up costs recorded during the three months ended March 31, 2006 associated with Hurricane Rita at the Partnership’s investment property. Property tax expense decreased due to a decrease in the assessed value and rate at the property.  Depreciation expense decreased due to assets placed into service in previous years becoming fully depreciated during the three months ended March 31, 2007.

The increase in general and administrative expenses is primarily due to an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $208,000, compared to approximately $64,000 at March 31, 2006. Cash and cash equivalents increased approximately $26,000, from December 31, 2006, due to approximately $85,000 of cash provided by operating activities, partially offset by approximately $41,000 and $18,000 of cash used in investing and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s property. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2004 and 2005, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the three months ended March 31, 2006, approximately $192,000 of advances were repaid. There were no such payments made during the three months ended March 31, 2007. Interest is accrued at prime plus 2% (10.25% at March 31, 2007) and interest expense amounted to approximately $20,000 and $19,000 for the three months ended March 31, 2007 and 2006, respectively. Total advances and accrued interest of approximately $810,000 remain unpaid at March 31, 2007 and are included in due to affiliates.

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

During the three months ended March 31, 2007, the Partnership completed approximately $72,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of recreational facility upgrades, floor covering replacement and construction related to the fire as discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $4,168,000 is financed under a credit facility (the "Permanent Credit Facility") which created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension.  Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending on certain performance criteria (6.05% per annum at March 31, 2007), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty. The Managing General Partner will either exercise its five year extension option or attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions to the partners during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,899.69 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at March 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units, owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO its sole stockholder.

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

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: May 10, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 10, 2007	By: /s/Stephen B. Waters
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

Date:  May 10, 2007

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

Date:  May 10, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 10, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 10, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.