Form 10QSB
period 2007-06-30
CENTURY PROPERTIES FUND XVI
filed 2007-08-14
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 232
Receivables and deposits		189
Restricted escrow		109
Other assets		152
Investment property:
Land	$ 905
Buildings and related personal property	10,554
	11,459
Less accumulated depreciation	(7,952)	3,507
		$ 4,189
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 35
Accrued property taxes		96
Tenant security deposit liabilities		42
Other liabilities		106
Due to affiliates (Note B)		853
Mortgage note payable		4,151

Partners' (Deficiency) Capital
General partners	$ (3,807)
Limited partners (129,942 units issued and
outstanding)	2,713	(1,094)
		$ 4,189

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Rental income	$ 473	$ 473	$ 955	$ 942
Other income	68	51	122	94
Total revenues	541	524	1,077	1,036

Expenses:
Operating	286	280	574	514
General and administrative	57	52	103	93
Depreciation	101	103	198	207
Interest	89	90	179	176
Property taxes	46	64	88	131
Total expenses	579	589	1,142	1,121
Casualty gain (Note C)	--	--	187	--
Net (loss) income	$ (38)	$ (65)	$ 122	$ (85)

Net (loss) income allocated to general
partners (6.9%)	$ (3)	$ (4)	$ 8	$ (6)
Net (loss) income allocated to limited
partners (93.1%)	(35)	(61)	114	(79)
	$ (38)	$ (65)	$ 122	$ (85)

Net (loss) income per limited partnership
unit	$ (0.27)	$ (0.47)	$ 0.88	$ (0.61)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2006	129,942	$(3,815)	$ 2,599	$(1,216)

Net income for the six months
ended June 30, 2007	--	8	114	122

Partners' (deficiency) capital
at June 30, 2007	129,942	$(3,807)	$ 2,713	$(1,094)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 122	$ (85)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	198	207
Amortization of loan costs	21	18
Casualty gain	(187)	--
Change in accounts:
Receivables and deposits	162	32
Other assets	(54)	(78)
Accounts payable	(5)	19
Accrued property taxes	(107)	(85)
Tenant security deposit liabilities	4	--
Due to affiliates	46	22
Other liabilities	(6)	(48)
Net cash provided by operating activities	194	2

Cash flows from investing activities:
Property improvements and replacements	(432)	(84)
Insurance proceeds received	314	--
Net cash used in investing activities	(118)	(84)

Cash flows from financing activities:
Payments on mortgage note payable	(35)	(33)
Advances from affiliate	9	94
Payments on advances from affiliate	--	(192)
Net cash used in financing activities	(26)	(131)

Net increase (decrease) in cash and cash equivalents	50	(213)

Cash and cash equivalents at beginning of period	182	243

Cash and cash equivalents at end of period	$ 232	$ 30

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 117	$ 154

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 10	$ 8
Insurance proceeds held on deposit with the mortgage lender	$ 109	$ --

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $8,000 and $3,000 of improvements, respectively, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $52,000 and $51,000 during the six months ended June 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $56,000 and $36,000 for the six months ended June 30, 2007 and 2006, respectively, which are included in general and administrative expenses. At June 30, 2007, approximately $13,000 of these accountable administrative expenses remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the six months ended June 30, 2007 and 2006, as there were no distributions from operations during either period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2004 and 2005, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the six months ended June 30, 2007 and 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $9,000 and $94,000 to cover operating expenses and capital expenditures at Woods of Inverness Apartments, respectively. During the six months ended June 30, 2006, approximately $192,000 of advances were repaid. There were no such payments made during the six months ended June 30, 2007. Interest is accrued at prime plus 2% (10.25% at June 30, 2007) and interest expense amounted to approximately $41,000 and $37,000 for the six months ended June 30, 2007 and 2006, respectively. Total advances and accrued interest of approximately $840,000 remain unpaid at June 30, 2007 and are included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $71,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $54,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note C – Casualty Event

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. The Partnership suffered damages of approximately $519,000. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $250,000, which were held on deposit in a restricted escrow with the mortgage lender at December 31, 2006 and released to the Partnership during the six months ended June 30, 2007.  During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During the six months ended June 30, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000, approximately $109,000 of which was held on deposit in a restricted escrow with the mortgage lender at June 30, 2007.  The Partnership recognized an additional casualty gain of approximately $187,000 for the six months ended June 30, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Woods of Inverness Apartments	93%	94%
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

Results of Operations

The Partnership’s net loss for the three months ended June 30, 2007 was approximately $38,000, compared to a net loss of approximately $65,000 for the three months ended June 30, 2006. The Partnership’s net income for the six months ended June 30, 2007 was approximately $122,000, compared to a net loss of approximately $85,000 for the six months ended June 30, 2006. The decrease in net loss for the three months ended June 30, 2007 is due to an increase in total revenues and a decrease in total expenses. The increase in net income for the six months ended June 30, 2007 is due to an increase in total revenues and the recognition of a casualty gain during 2007, partially offset by an increase in total expenses.

The increase in total revenues for the three months ended June 30, 2007 is due to an increase in other income. Rental income remained constant for the three months ended June 30, 2007. The increase in total revenues for the six months ended June 30, 2007 is due to increases in both rental and other income. Other income increased for both the three and six months ended June 30, 2007 primarily due to an increase in utility reimbursements at the Partnership’s investment property. Rental income increased for the six months ended June 30, 2007 primarily due to an increase in the average rental rate and reduced bad debt, partially offset by a decrease in occupancy at the Partnership’s investment property.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. The Partnership suffered damages of approximately $519,000. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $250,000, which were held on deposit in a restricted escrow with the mortgage lender at December 31, 2006 and released to the Partnership during the six months ended June 30, 2007.  During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During the six months ended June 30, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000, approximately $109,000 of which was held on deposit in a restricted escrow with the mortgage lender at June 30, 2007.  The Partnership recognized an additional casualty gain of approximately $187,000 for the six months ended June 30, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000.

Total expenses decreased for the three months ended June 30, 2007 due to a decrease in property tax expense, partially offset by increases in operating and general and administrative expenses.  Depreciation and interest expenses remained relatively constant for the three months ended June 30, 2007. Total expenses for the six months ended June 30, 2007 increased due to increases in operating and general and administrative expenses, partially offset by decreases in depreciation and property tax expenses. Interest expense remained relatively constant for the six months ended June 30, 2007. Property tax expense decreased for both periods due to a decrease in the assessed value and tax rate at the Partnership’s investment property. The increase in operating expenses for the three months ended June 30, 2007 is primarily due to an increase in salaries and related benefits at Woods of Inverness Apartments. The increase in operating expenses for the six months ended June 30, 2007 is primarily due to increases in salaries and related benefits, utility expenses and a change in the estimate of clean up costs recorded during the first quarter of 2006 associated with Hurricane Rita, partially offset by a decrease in advertising expense at the Partnership’s investment property. Depreciation expense decreased for the six months ended June 30, 2007 due to assets placed into service in previous years becoming fully depreciated during the first quarter of 2007.

General and administrative expenses increased for both the three and six months ended June 30, 2007 primarily due to an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, partially offset by a decrease in professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $232,000, compared to approximately $30,000 at June 30, 2006.  Cash and cash equivalents increased approximately $50,000, from December 31, 2006, due to approximately $194,000 of cash provided by operating activities, partially offset by approximately $118,000 and $26,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership’s investment property, partially offset by an advance received from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2004 and 2005, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the six months ended June 30, 2007 and 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $9,000 and $94,000 to cover operating expenses and capital expenditures at Woods of Inverness Apartments, respectively. During the six months ended June 30, 2006, approximately $192,000 of advances were repaid. There were no such payments made during the six months ended June 30, 2007. Interest is accrued at prime plus 2% (10.25% at June 30, 2007) and interest expense amounted to approximately $41,000 and $37,000 for the six months ended June 30, 2007 and 2006, respectively. Total advances and accrued interest of approximately $840,000 remain unpaid at June 30, 2007 and are included in due to affiliates.

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

During the six months ended June 30, 2007, the Partnership completed approximately $434,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of lighting and recreational facility upgrades, floor covering replacement and construction related to the fire as discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated insurance proceeds and anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves or advances from an affiliate of the Managing General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's investment property of approximately $4,151,000 is financed under a credit facility (the "Permanent Credit Facility") which created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. The Permanent Credit Facility matures in September 2007 with an option for the Partnership to elect one five-year extension.  Each note under this Permanent Credit Facility is initially a variable rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 to 105 basis points depending on certain performance criteria (6.055% per annum at June 30, 2007), and the rate resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans may be prepaid without penalty. The Managing General Partner will either exercise its five year extension option or attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions to the partners during the six months ended June 30, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations and the timing of the debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvements, to permit any distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,899.69 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at June 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units, owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs,” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XVI (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.