Form 10QSB
period 2007-09-30
CENTURY PROPERTIES FUND XVI
filed 2007-11-08
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 998
Receivables and deposits		218
Other assets		186
Investment property:
Land	$ 905
Building and related personal property	10,783
	11,688
Less accumulated depreciation	(8,053)	3,635
		$ 5,037
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 46
Accrued property taxes		150
Tenant security deposit liabilities		39
Other liabilities		100
Mortgage note payable (Note D)		5,878

Partners' (Deficiency) Capital
General partners	$ (3,812)
Limited partners (129,942 units issued and
outstanding)	2,636	(1,176)
		$ 5,037

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 473	$ 468	$ 1,428	$ 1,410
Other income	56	50	178	144
Total revenues	529	518	1,606	1,554

Expenses:
Operating	319	292	893	806
General and administrative	48	44	151	137
Depreciation	101	104	299	311
Interest	92	97	271	273
Property taxes	51	44	139	175
Total expenses	611	581	1,753	1,702

Casualty gain (Note C)	--	--	187	--

Net (loss) income	$ (82)	$ (63)	$ 40	$ (148)

Net (loss) income allocated to general
partners (6.9%)	$ (6)	$ (4)	$ 3	$ (10)
Net (loss) income allocated to limited
partners (93.1%)	(76)	(59)	37	(138)

	$ (82)	$ (63)	$ 40	$ (148)

Net (loss) income per limited partnership
unit	$ (0.58)	$ (0.45)	$ 0.28	$ (1.06)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2006	129,942	$(3,815)	$ 2,599	$(1,216)

Net income for the nine months
ended September 30, 2007	--	3	37	40

Partners' (deficiency) capital
at September 30, 2007	129,942	$(3,812)	$ 2,636	$(1,176)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 40	$ (148)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	299	311
Amortization of loan costs	31	28
Casualty gain	(187)
Change in accounts:
Receivables and deposits	133	(75)
Other assets	(16)	(46)
Accounts payable	10	9
Accrued property taxes	(53)	(20)
Tenant security deposit liabilities	1	1
Due to affiliates	(28)	67
Other liabilities	(12)	(30)
Net cash provided by operating activities	218	97

Cash flows from investing activities:
Property improvements and replacements	(665)	(205)
Insurance proceeds received	423	--
Net cash used in investing activities	(242)	(205)

Cash flows from financing activities:
Repayment of mortgage note payable	(4,139)	--
Proceeds from mortgage note payable	5,878	--
Payments on mortgage note payable	(47)	(50)
Loan costs paid	(82)	--
Advances from affiliate	16	136
Payments on advances from affiliate	(786)	(192)
Net cash provided by (used in) financing activities	840	(106)

Net increase (decrease) in cash and cash equivalents	816	(214)

Cash and cash equivalents at beginning of period	182	243

Cash and cash equivalents at end of period	$ 998	$ 29

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 237	$ 223

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 6	$ 10

Included in property improvements and replacements for the nine months ended September 30, 2007 and 2006 are approximately $8,000 and $3,000 of improvements, respectively, which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Abandoned Units

During the nine months ended September 30, 2006, the number of limited partnership units (the “Units”) decreased by 44 Units, due to limited partners abandoning their Units.  In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $76,000 during the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $80,000 and $62,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the nine months ended September 30, 2007 and 2006, as there were no distributions from operations during either period.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2004 and 2005, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the nine months ended September 30, 2007 and 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $16,000 and $136,000 to cover operating expenses and capital expenditures at Woods of Inverness Apartments, respectively. Interest was charged at prime plus 2% and interest expense amounted to approximately $61,000 and $56,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, approximately $786,000 of advances and approximately $81,000 of associated accrued interest was repaid with proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments.  During the nine months ended September 30, 2006, approximately $192,000 of advances and approximately $33,000 of associated accrued interest was repaid with cash from operations. There were no amounts due to an affiliate of the Managing General Partner under this credit line at September 30, 2007.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $74,000 and $54,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C – Casualty Event

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. The Partnership suffered damages of approximately $519,000. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $250,000, which were held on deposit in a restricted escrow with the mortgage lender at December 31, 2006 and released to the Partnership during the nine months ended September 30, 2007.  During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During the nine months ended September 30, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000.  The Partnership recognized an additional casualty gain of approximately $187,000 for the nine months ended September 30, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000.

Note D – Mortgage Financing

On September 21, 2007, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $4,139,000, with a new mortgage loan in the principal amount of $5,878,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $5,878,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.28% per annum at September 30, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $82,000 and are included in other assets.  Loan costs associated with the previous mortgage were fully amortized.

Note E – Contingencies

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

Note F – Subsequent Event

Subsequent to September 30, 2007, the Partnership distributed approximately $650,000 to the partners (approximately $637,000 to the limited partners or $4.90 per Unit) from remaining proceeds from the January 2004 sale of Ralston Place Apartments and proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Woods of Inverness Apartments	93%	93%
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

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2007 was approximately $82,000, compared to a net loss of approximately $63,000 for the three months ended September 30, 2006. The Partnership’s net income for the nine months ended September 30, 2007 was approximately $40,000, compared to a net loss of approximately $148,000 for the nine months ended September 30, 2006. The increase in net loss for the three months ended September 30, 2007 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in net income for the nine months ended September 30, 2007 is due to an increase in total revenues and the recognition of a casualty gain during 2007, partially offset by an increase in total expenses.

The increase in total revenues for both the three and nine months ended September 30, 2007 is due to increases in both rental and other income.  The increase in rental income for the three months ended September 30, 2007 is primarily due to an increase in occupancy at the Partnership’s investment property. The increase in other income for the three months ended September 30, 2007 is primarily due to an increase in lease cancellation fees at the property. The increase in rental income for the nine months ended September 30, 2007 is primarily due to an increase in the average rental rate and reduced bad debt expense at the Partnership’s investment property. The increase in other income for the nine months ended September 30, 2007 is due to increases in utility reimbursements and lease cancellation fees at the property.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. The Partnership suffered damages of approximately $519,000. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $250,000, which were held on deposit in a restricted escrow with the mortgage lender at December 31, 2006 and released to the Partnership during the nine months ended September 30, 2007.  During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During the nine months ended September 30, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000.  The Partnership recognized an additional casualty gain of approximately $187,000 for the nine months ended September 30, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000.

Total expenses increased for the three months ended September 30, 2007 due to increases in operating, general and administrative and property tax expenses, partially offset by a decrease in interest expense. Depreciation expense remained relatively constant for the three months ended September 30, 2007. Total expenses increased for the nine months ended September 30, 2007 due to increases in operating and general and administrative expenses, partially offset by decreases in depreciation and property tax expenses. Interest expense remained relatively constant for the nine months ended September 30, 2007. The increase in operating expenses for the three months ended September 30, 2007 is primarily due to increases in salaries and related benefits, utility expenses, and contract services at the property. The increase in operating expenses for the nine months ended September 30, 2007 is primarily due to increases in utility and payroll related expenses and a change in the estimate of clean up costs recorded during the first quarter of 2006 associated with Hurricane Rita at the Partnership’s investment property. Property tax expense increased for the three months ended September 30, 2007 primarily due to the timing of the receipt of the tax bills, which affected the property tax accruals during the three months ended September 30, 2007 and 2006. The decrease in property tax expense for the nine months ended September 30, 2007 is primarily due to a decrease in the assessed value and tax rate at the Partnership’s investment property.  Depreciation expense decreased for the nine months ended September 30, 2007 due to assets placed into service in previous years becoming fully depreciated during the first quarter of 2007. Interest expense decreased for the three months ended September 30, 2007 primarily due to interest capitalized in connection with the reconstruction resulting from the casualty discussed above, partially offset by a higher variable interest rate on the mortgage encumbering the property.

The increase in general and administrative expenses for the three months ended September 30, 2007 is primarily due to an increase in legal expenses related to normal Partnership operations. The increase in general and administrative expenses for the nine months ended September 30, 2007 is primarily due to an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $998,000, compared to approximately $29,000 at September 30, 2006.  Cash and cash equivalents increased approximately $816,000, from December 31, 2006, due to approximately $840,000 and $218,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $242,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds received from the refinancing of the mortgage encumbering Woods of Inverness Apartments and advances received from an affiliate of the Managing General Partner, partially offset by repayment of the previous mortgage encumbering the Partnership’s investment property, principal payments made on the mortgage encumbering Woods of Inverness Apartments, repayment of advances received from an affiliate of the Managing General Partner and loan costs paid.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2004 and 2005, an affiliate of the Managing General Partner exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the nine months ended September 30, 2007 and 2006, an affiliate of the Managing General Partner advanced the Partnership approximately $16,000 and $136,000 to cover operating expenses and capital expenditures at Woods of Inverness Apartments, respectively. Interest was charged at prime plus 2% and interest expense amounted to approximately $61,000 and $56,000 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, approximately $786,000 of advances and approximately $81,000 of associated accrued interest was repaid with proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments.  During the nine months ended September 30, 2006, approximately $192,000 of advances and approximately $33,000 of associated accrued interest was repaid with cash from operations. There were no amounts due to an affiliate of the Managing General Partner under this credit line at September 30, 2007.

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

During the nine months ended September 30, 2007, the Partnership completed approximately $663,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of lighting and recreational facility upgrades, floor covering replacement and construction related to the fire as discussed above, which includes the capitalization of construction period interest of approximately $28,000, real estate taxes of approximately $6,000 and other operating costs of approximately $4,000. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 21, 2007, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of $4,139,000, with a new mortgage loan in the principal amount of $5,878,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of $5,878,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.28% per annum at September 30, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty.  As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee the obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $82,000 and are included in other assets.  Loan costs associated with the previous mortgage were fully amortized.

The Partnership made no distributions to the partners during the nine months ended September 30, 2007 or 2006.  Subsequent to September 30, 2007, the Partnership distributed approximately $650,000 to the partners (approximately $637,000 to the limited partners or $4.90 per Unit) from remaining proceeds from the January 2004 sale of Ralston Place Apartments and proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit additional distributions to its partners during the remainder of 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,899.69 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at September 30, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units, owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: November 8, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 8, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CENTURY PROPERTIES FUND XVI

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

2.5

Master Indemnity Agreement incorporated by reference to Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

3.4

Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Registrant dated August 17, 1981 and thereafter supplemented June 25, 1979 included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-71473).

10.11

Deed of Trust, Security Agreement and Fixture Filing dated September 21, 2007 between Woods of Inverness CPF 16, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 21, 2007)

10.12

Secured Promissory Note dated September 21, 2007 between Woods of Inverness CPF 16, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 21, 2007)

10.13

Carveout Guarantee and Indemnity Agreement dated September 21, 2007 between AIMCO Properties, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 21, 2007)

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.