Form 10KSB
period 2007-12-31
CENTURY PROPERTIES FUND XVI
filed 2008-03-31
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year.  $2,163,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to pay distributions.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

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

Moisture infiltration and resulting mold remediation may be costly.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Woods of Inverness
Apartments	$11,835	$ 8,154	5-30 yrs	S/L	$ 2,495

See "Note A – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Woods of Inverness
Apartments	$5,878	(1)	(2)	10/01/10	$5,878

(1)

Adjustable rate based on the one-month LIBOR rate plus 0.78%. The rate at December 31, 2007 was 6.01%.

(2)

Interest only payments.

(3)

See “Note B – Mortgage Note Payable” to the consolidated financial statements included in “Item 7. Financial Statements” for other specific details about the loan.

On September 21, 2007, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,139,000, with a new mortgage loan in the principal amount of approximately $5,878,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.01% per annum at December 31, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs in connection with the new mortgage were approximately $94,000.  Loan costs associated with the previous mortgage were fully amortized.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for the Partnership's property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2007	2006	2007	2006

Woods of Inverness Apartments	$7,621	$7,618	93%	93%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2007 for the Partnership's property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)
Woods of Inverness Apartments	$194	2.59%

Capital Improvements

During the year ended December 31, 2007, the Partnership completed approximately $810,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of exterior lighting, recreational facility upgrades, appliance, air conditioning unit and floor covering replacements and construction related to the fire discussed in “Item 6. Management’s Discussion and Analysis or Plan of Operation”, which includes the capitalization of construction period interest of approximately $37,000, real estate taxes of approximately $8,000 and operating costs of approximately $5,000. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership's Common Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 129,942 Units outstanding held by 2,938 limited partners of record. Affiliates of the Managing General Partner owned 84,899.69 Units or 65.34% of the outstanding Units at December 31, 2007.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2007	Unit	December 31, 2006	Unit

Sale (1)	$ 405	$ 3.05	$ --	$ --
Refinancing (2)	245	1.85	--	--
	$ 650	$ 4.90	$ --	$ --

(1)

Proceeds from the January 2004 sale of Ralston Place Apartments.

(2)

Proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.

Subsequent to December 31, 2007, the Partnership distributed approximately $230,000 (approximately $225,000 to the limited partners or $1.73 per Unit) from proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.  Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 2008 or subsequent periods.  See “Item 2. Description of Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,899.69 Units in the Partnership representing 65.34% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net income of approximately $4,000 and $9,000 for the years ended December 31, 2007 and 2006, respectively. Net income remained relatively constant as an increase in total expenses was offset by an increase in total revenues. Total expenses increased due to increases in operating and general and administrative expenses, partially offset by decreases in depreciation and interest expenses.  Property tax expense remained relatively constant for the comparable period.  The increase in operating expense is primarily due to increases in utility and payroll related expenses, costs associated with water infiltration to one unit during 2007, and a change in the estimate of clean up costs recorded during the first quarter of 2006 associated with Hurricane Rita at the Partnership’s investment property. The decrease in depreciation expense is due to assets placed into service in previous years becoming fully depreciated during the first quarter of 2007. The decrease in interest expense is primarily due to interest capitalized in connection with the reconstruction resulting from the casualty discussed below and a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower average advance balance, partially offset by a higher debt balance as a result of the September 2007 refinancing of the mortgage encumbering the property (as discussed in “Liquidity and Capital Resources”).

The increase in general and administrative expenses is primarily due to an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During the year ended December 31, 2006, the Partnership estimated damages to be approximately $675,000. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $250,000, which were held on deposit in a restricted escrow with the mortgage lender at December 31, 2006 and released to the Partnership during the year ended December 31, 2007.  During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $191,000 as a result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During the year ended December 31, 2007, the Partnership revised its estimate of damages to approximately $519,000. During the year ended December 31, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000.  The Partnership recognized an additional casualty gain of approximately $187,000 for the year ended December 31, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000.

The increase in total revenues is due to increases in both rental and other income. The increase in rental income is primarily due to reduced bad debt expense at the Partnership’s investment property. The increase in other income is primarily due to increases in utility reimbursements and lease cancellation fees at the property.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $531,000, compared to approximately $182,000 at December 31, 2006.  The increase in cash and cash equivalents of approximately $349,000 is due to approximately $551,000 and $178,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $380,000 of cash used in investing activities.  Cash provided by financing activities consisted of proceeds received from the refinancing of the mortgage encumbering Woods of Inverness Apartments and advances received from an affiliate of the Managing General Partner, partially offset by repayment of the previous mortgage encumbering the Partnership’s investment property, repayment of advances received from an affiliate of the Managing General Partner, a distribution to partners, loan costs paid and principal payments made on the previous mortgage encumbering Woods of Inverness Apartments.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2004 and 2005, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the years ended December 31, 2007 and 2006, AIMCO Properties, L.P. advanced the Partnership approximately $16,000 and $174,000 to cover operating expenses and capital expenditures at Woods of Inverness Apartments, respectively. Interest was charged at prime plus 2% and interest expense was approximately $61,000 and $76,000 for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $786,000 of advances and approximately $81,000 of associated accrued interest with proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments.  During the year ended December 31, 2006, approximately $201,000 of advances and approximately $75,000 of associated accrued interest were repaid with cash from operations. At December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 21, 2007, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,139,000, with a new mortgage loan in the principal amount of approximately $5,878,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.01% per annum at December 31, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $94,000 and are included in other assets on the consolidated balance sheet included in “Item 7. Financial Statements”.  Loan costs associated with the previous mortgage were fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2007 and 2006 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2007	Unit	December 31, 2006	Unit

Sale (1)	$ 405	$ 3.05	$ --	$ --
Refinancing (2)	245	1.85	--	--
	$ 650	$ 4.90	$ --	$ --

(1)

Proceeds from the January 2004 sale of Ralston Place Apartments.

(2)

Proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.

Subsequent to December 31, 2007, the Partnership distributed approximately $230,000 (approximately $225,000 to the limited partners or $1.73 per Unit) from proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.  Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,899.69 Units in the Partnership representing 65.34% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVI

We have audited the accompanying consolidated balance sheet of Century Properties Fund XVI as of December 31, 2007, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

CENTURY PROPERTIES FUND XVI

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 531
Receivables and deposits		40
Other assets		151
Investment property (Notes B and E):
Land	$ 905
Buildings and related personal property	10,930
	11,835
Less accumulated depreciation	(8,154)	3,681
		$ 4,403

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable		$ 26
Accrued property taxes		194
Tenant security deposit liabilities		35
Other liabilities		132
Mortgage note payable (Note B)		5,878

Partners' (Deficiency) Capital
General partners	$ (3,828)
Limited partners (129,942 units issued and outstanding)	1,966	(1,862)
		$ 4,403

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 1,899	$ 1,884
Other income	264	199
Total revenues	2,163	2,083

Expenses:
Operating	1,214	1,124
General and administrative	202	179
Depreciation	400	416
Interest	353	366
Property taxes	177	180
Total expenses	2,346	2,265

Casualty gain (Note F)	187	191

Net income (Note C)	$ 4	$ 9

Net income allocated to general partners (6.9%)	$ --	$ 1

Net income allocated to limited partners (93.1%)	4	8

	$ 4	$ 9

Net income per limited partnership unit	$ 0.03	$ 0.06

Distribution per limited partnership unit	$ 4.90	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
At December 31, 2005	129,956	$(3,816)	$ 2,591	$(1,225)

Abandonment of limited
partnership units (Note A)	(14)	--	--	--

Net income for the year ended
December 31, 2006	--	1	8	9

Partners' (deficiency) capital
at December 31, 2006	129,942	(3,815)	2,599	(1,216)

Distribution to partners	--	(13)	(637)	(650)

Net income for the year ended
December 31, 2007	--	--	4	4

Partners (deficiency) capital at
December 31, 2007	129,942	$(3,828)	$ 1,966	$(1,862)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 4	$ 9
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	400	416
Amortization of loan costs	38	39
Casualty gain	(187)	(191)
Change in accounts:
Receivables and deposits	311	(132)
Other assets	24	(6)
Accounts payable	(19)	17
Accrued property taxes	(9)	(12)
Tenant security deposit liabilities	(3)	3
Other liabilities	20	(13)
Due to affiliates	(28)	9
Net cash provided by operating activities	551	139

Cash flows from investing activities:
Property improvements and replacements	(803)	(258)
Insurance proceeds received	423	--
Net withdrawals from restricted escrow	--	152
Net cash used in investing activities	(380)	(106)

Cash flows from financing activities:
Repayment of mortgage note payable	(4,139)	--
Proceeds from mortgage note payable	5,878	--
Payments on mortgage note payable	(47)	(67)
Distribution to partners	(650)
Loan costs paid	(94)	--
Advances from affiliate	16	174
Payments on advances from affiliate	(786)	(201)
Net cash provided by (used in) financing activities	178	(94)

Net increase (decrease) in cash and cash equivalents	349	(61)

Cash and cash equivalents at beginning of year	182	243

Cash and cash equivalents at end of year	$ 531	$ 182

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 281	$ 328

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 15	$ 8
Insurance proceeds held on deposit with the mortgage lender	$ --	$ 250

Included in property improvements and replacements for the year ended December 31, 2006 are approximately $3,000 of improvements which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVI (the "Partnership" or "Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties.  The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 2007, the Partnership operates one residential apartment complex located in Texas. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of the Partnership and one wholly owned partnership. All significant interpartnership transactions have been eliminated.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

In accordance with the Partnership’s agreement of limited partnership (the “Partnership Agreement”), any gain from the sale or other disposition of Partnership properties shall be allocated: (i) to the general partners to the extent they are entitled to receive distributions of cash; (ii) 7% to the general partners and 93% to the limited partners, to the extent the general partners have a deficit capital balance; and (iii) to the limited partners.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $502,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

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

Abandoned Units: During the year ended December 31, 2006, the number of limited partnership units (the “Units”) decreased by 14 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Net Income Per Limited Partnership Unit: Net income per Limited Partnership Unit is computed by dividing net income allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 129,942 Units outstanding for 2007 and 129,956 Units outstanding for 2006.

Deferred Costs: Loan costs of approximately $94,000, less accumulated amortization of approximately $7,000, are included in other assets and are amortized over the term of the related loan agreement. Amortization of loan costs is included in interest expense and was approximately $38,000 and $39,000 for the years ended December 31, 2007 and 2006, respectively. Amortization expense is expected to be approximately $31,000 for both 2008 and 2009, and approximately $25,000 for 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the years ended December 31, 2007 and 2006, the Partnership capitalized interest of approximately $37,000 and $5,000, respectively, real estate taxes of approximately $8,000 and $3,000, respectively, and operating costs of approximately $5,000 and $1,000, respectively. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ended December 31, 2007 and 2006.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Advertising Costs: The Partnership expenses the costs of advertising as incurred.  Advertising expense was approximately $91,000 and $92,000 for the years ended December 31, 2007 and 2006, respectively, and is included in operating expenses.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Reclassifications:  Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee. In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal			Principal
	Balance at	Interest	Maturity	Balance
Property	December 31, 2007	Rate	Date	Due at Maturity
	(in thousands)			(in thousands)
Woods of Inverness
Apartments	$5,878	(1)	10/01/10	$5,878

(1)

Adjustable rate based on the one-month LIBOR rate plus 0.78%. The rate at December 31, 2007 was 6.01%.

On September 21, 2007, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,139,000, with a new mortgage loan in the principal amount of approximately $5,878,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (6.01% per annum at December 31, 2007) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $94,000 and are included in other assets.  Loan costs associated with the previous mortgage were fully amortized.

The mortgage note payable is non-recourse and is secured by pledge of the apartment property and by pledge of revenues from the property. The property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ --
2009	--
2010	5,878
Total	$5,878

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income purposes. Accordingly, no provision for Federal income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Differences between the net income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income and Federal taxable income (in thousands except per unit data):

	2007	2006

Net income as reported	$ 4	$ 9
(Deduct) add:
Unearned revenue	(11)	4
Depreciation differences	237	255
Miscellaneous	236	(70)
Casualty gain/loss	(378)	(191)

Federal taxable income	$ 88	$ 7

Federal taxable income per limited
partnership unit	$ 0.63	$ 0.05

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

2007

Net liabilities as reported	$(1,862)
Land and buildings	(75)
Accumulated depreciation	(1,111)
Syndication and distribution costs	8,258
Other	65

Net assets - Federal tax basis	$ 5,275

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $106,000 and $102,000 for the years ended December 31, 2007 and 2006 respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $109,000 and $85,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2007 and 2006 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2004 and 2005, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the years ended December 31, 2007 and 2006, AIMCO Properties, L.P. advanced the Partnership approximately $16,000 and $174,000 to cover operating expenses and capital expenditures at Woods of Inverness Apartments, respectively. Interest was charged at prime plus 2% and interest expense was approximately $61,000 and $76,000 for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $786,000 of advances and approximately $81,000 of associated accrued interest with proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments.  During the year ended December 31, 2006, approximately $201,000 of advances and approximately $75,000 of associated accrued interest were repaid with cash from operations. At December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $58,000 and $54,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,899.69 Units in the Partnership representing 65.34% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Woods of Inverness
Apartments	$ 5,878	$ 1,292	$10,305	$ 238

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)

Woods of Inverness
Apartments	$ 905	$10,930	$11,835	$ 8,154	07/82	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2007	2006
	(in thousands)
Investment Property

Balance at beginning of year	$10,951	$11,008
Property improvements	810	263
Revision of estimate (disposal) of property	74	(320)
Balance at end of year	$11,835	$10,951

Accumulated Depreciation

Balance at beginning of year	$ 7,694	$ 7,539
Additions charged to expense	400	416
Revision of estimate (disposal) of property	60	(261)
Balance at end of year	$ 8,154	$ 7,694

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2007 and 2006 is approximately $11,760,000 and $11,375,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $9,265,000 and $9,102,000, respectively.

Note F – Casualty Event

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During the year ended December 31, 2006, the Partnership estimated damages to be approximately $675,000. During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $250,000, which were held on deposit in a restricted escrow with the mortgage lender at December 31, 2006 and released to the Partnership during the year ended December 31, 2007.  During the year ended December 31, 2006, the Partnership recognized a casualty gain of approximately $191,000 as a result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During the year ended December 31, 2007, the Partnership revised its estimate of damages to approximately $519,000. During the year ended December 31, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000.  The Partnership recognized an additional casualty gain of approximately $187,000 for the year ended December 31, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change, the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Note H – Subsequent Event

Subsequent to December 31, 2007, the Partnership distributed approximately $230,000 (approximately $225,000 to the limited partners or $1.73 per Unit) from proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation. Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust ("Prentiss"), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development
		Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and
		Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief
		Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 10.

Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Capital Management Corporation during the year ended December 31, 2007.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2007.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $106,000 and $102,000 for the years ended December 31, 2007 and 2006 respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $109,000 and $85,000 for the years ended December 31, 2007 and 2006, respectively, which is included in general and administrative expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2007 and 2006 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During 2004 and 2005, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the years ended December 31, 2007 and 2006, AIMCO Properties, L.P. advanced the Partnership approximately $16,000 and $174,000 to cover operating expenses and capital expenditures at Woods of Inverness Apartments, respectively. Interest was charged at prime plus 2% and interest expense was approximately $61,000 and $76,000 for the years ended December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, the Partnership repaid approximately $786,000 of advances and approximately $81,000 of associated accrued interest with proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments.  During the year ended December 31, 2006, approximately $201,000 of advances and approximately $75,000 of associated accrued interest were repaid with cash from operations. At December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $58,000 and $54,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,899.69 Units in the Partnership representing 65.34% of the outstanding Units at December 31, 2007.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $36,000 and $34,000 for 2007 and 2006, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $6,000 for both 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2008
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