Form 10-Q
period 2008-03-31
CENTURY PROPERTIES FUND XVI
filed 2008-05-12
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 174	$ 531
Receivables and deposits	42	40
Other assets	202	151
Investment property:
Land	905	905
Buildings and related personal property	10,997	10,930
	11,902	11,835
Less accumulated depreciation	(8,250)	(8,154)
	3,652	3,681
	$ 4,070	$ 4,403
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 10	$ 26
Accrued property taxes	53	194
Tenant security deposit liabilities	45	35
Other liabilities	122	132
Mortgage note payable	5,878	5,878
	6,108	6,265

Partners' (Deficiency) Capital
General partners	(3,829)	(3,828)
Limited partners (129,942 units issued and
outstanding)	1,791	1,966
	(2,038)	(1,862)
	$ 4,070	$ 4,403

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Rental income	$ 468	$ 482
Other income	65	54
Total revenues	533	536

Expenses:
Operating	306	288
General and administrative	53	46
Depreciation	109	97
Interest	74	90
Property taxes	54	42
Total expenses	596	563

Casualty gain (Note C)	117	187

Net income	$ 54	$ 160

Net income allocated to general partners (6.9%)	$ 4	$ 11
Net income allocated to limited partners (93.1%)	50	149

	$ 54	$ 160

Net income per limited partnership unit	$ 0.38	$ 1.15

Distribution per limited partnership unit	$ 1.73	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2007	129,942	$(3,828)	$ 1,966	$(1,862)

Distribution to partners	--	(5)	(225)	(230)

Net income for the three months
ended March 31, 2008	--	4	50	54

Partners' (deficiency) capital
at March 31, 2008	129,942	$(3,829)	$ 1,791	$(2,038)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$ 54	$ 160
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation	109	97
Amortization of loan costs	8	11
Casualty gain	(117)	(187)
Change in accounts:
Receivables and deposits	(2)	139
Other assets	(59)	(73)
Accounts payable	(1)	99
Accrued property taxes	(141)	(155)
Tenant security deposit liabilities	10	--
Due to affiliates	--	12
Other liabilities	(10)	(18)
Net cash (used in) provided by operating activities	(149)	85

Cash flows from investing activities:
Insurance proceeds received	120	31
Property improvements and replacements	(98)	(72)
Net cash provided by (used in) investing activities	22	(41)

Cash flows from financing activities:
Payments on mortgage note payable	--	(18)
Distribution to partners	(230)	--
Net cash used in financing activities	(230)	(18)

Net (decrease) increase in cash and cash equivalents	(357)	26
Cash and cash equivalents at beginning of period	531	182

Cash and cash equivalents at end of period	$ 174	$ 208

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 77	$ 58
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 8
Insurance proceeds held on deposit with the mortgage
lender	$ --	$ 392

Included in property improvements and replacements for the three months ended March 31, 2008 and 2007 are approximately $15,000 and $8,000 of improvements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $26,000 during each of the three months ended March 31, 2008 and 2007, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $28,000 and $27,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the three months ended March 31, 2008 and 2007, as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2007, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. Interest was charged at prime plus 2% and interest expense was approximately $20,000 for the three months ended March 31, 2007. The entire advance balance was repaid during the third quarter of 2007 with proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments.  At March 31, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $30,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $58,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Event

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During 2006, the Partnership estimated damages to be approximately $675,000.  This estimate was revised during 2007 to approximately $519,000 and during the three months ended March 31, 2008 to approximately $553,000.  The Partnership received insurance proceeds of approximately $250,000 during 2006, which were held on deposit in a restricted escrow with the mortgage lender and released to the Partnership during the year ended December 31, 2007.  During 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During the year ended December 31, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000. The Partnership recognized an additional casualty gain of approximately $187,000 for the three months ended March 31, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000. During the three months ended March 31, 2008, the Partnership received additional insurance proceeds of approximately $120,000. The Partnership recognized an additional casualty gain of approximately $117,000 for the three months ended March 31, 2008 as a result of the receipt of insurance proceeds, partially offset by the write off of additional undepreciated damaged assets of approximately $3,000.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Woods of Inverness Apartments	92%	93%
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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2008 was approximately $54,000, compared to net income of approximately $160,000 for the three months ended March 31, 2007.  The decrease in net income is due to a decrease in casualty gain recognized during 2008 and an increase in total expenses.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During 2006, the Partnership estimated damages to be approximately $675,000.  This estimate was revised during 2007 to approximately $519,000 and during the three months ended March 31, 2008 to approximately $553,000.  The Partnership received insurance proceeds of approximately $250,000 during 2006, which were held on deposit in a restricted escrow with the mortgage lender and released to the Partnership during the year ended December 31, 2007.  During 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During the year ended December 31, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000. The Partnership recognized an additional casualty gain of approximately $187,000 for the three months ended March 31, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000. During the three months ended March 31, 2008, the Partnership received additional insurance proceeds of approximately $120,000. The Partnership recognized an additional casualty gain of approximately $117,000 for the three months ended March 31, 2008 as a result of the receipt of insurance proceeds, partially offset by the write off of additional undepreciated damaged assets of approximately $3,000.

Total expenses increased primarily due to increases in operating, general and administrative, depreciation and property tax expenses, partially offset by a decrease in interest expense.  The increase in operating expense is primarily due to an increase in payroll related costs, partially offset by a decrease in insurance expense as a result of a decrease in the hazard insurance premium at the Partnership’s investment property. Deprecation expense increased as a result of property improvements and replacements placed into service at the property during the past twelve months. Property tax expense increased due to an increase in the assessed value of the property.  Interest expense decreased primarily due to a decrease in interest on advances from an affiliate of the Managing General Partner as a result of the repayment of the advance balance and associated accrued interest during the third quarter of 2007, partially offset by a decrease in interest capitalized in connection with the reconstruction resulting from the casualty discussed above and a higher debt balance as a result of the September 2007 refinancing of the mortgage encumbering the property.

Total revenues remained relatively constant for the three months ended March 31, 2008 as a decrease in rental income was substantially offset by an increase in other income. Rental income decreased due to decreases in occupancy and the average rental rate at the Partnership’s investment property.  Other income increased due to an increase in tenant utility reimbursements at the property.

The increase in general and administrative expenses is primarily due to an increase in costs associated with the quarterly and annual communications with investors and regulatory agencies.  Also included in general and administrative expenses for the three months ended March 31, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $174,000, compared to approximately $208,000 at March 31, 2007.  Cash and cash equivalents decreased approximately $357,000, from December 31, 2007, due to approximately $230,000 and $149,000 of cash used in financing and operating activities, respectively, partially offset by approximately $22,000 of cash provided by investing activities.  Cash used in financing activities consisted of a distribution to partners.  Cash provided by investing activities consisted of insurance proceeds received, partially offset by property improvements and replacements.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2007, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. Interest was charged at prime plus 2% and interest expense was approximately $20,000 for the three months ended March 31, 2007. The entire advance balance was repaid during the third quarter of 2007 with proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments.  At March 31, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2008, the Partnership completed approximately $83,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of interior improvements, countertops and appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 21, 2007, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,139,000, with a new mortgage loan in the principal amount of approximately $5,878,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.90% per annum at March 31, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

The Partnership distributed the following amounts during the three months ended March 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Three Months Ended	Partnership	Three Months Ended	Partnership
	March 31, 2008	Unit	March 31, 2007	Unit

Refinancing (1)	$ 230	$ 1.73	$ --	$ --

(1)

Proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at March 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO its sole stockholder.

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

Item 4.

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: May 9, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 9, 2008	By: /s/Stephen B. Waters
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

10.11

Deed of Trust, Security Agreement and Fixture Filing dated September 21, 2007 between Woods of Inverness CPF 16, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 21, 2007).

10.12

Secured Promissory Note dated September 21, 2007 between Woods of Inverness CPF 16, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 21, 2007).

10.13

Carveout Guarantee and Indemnity Agreement dated September 21, 2007 between AIMCO Properties, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 21, 2007).

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