Form 10-Q
period 2008-09-30
CENTURY PROPERTIES FUND XVI
filed 2008-11-13
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 158	$ 531
Receivables and deposits	46	40
Other assets	156	151
Investment property:
Land	905	905
Buildings and related personal property	11,233	10,930
	12,138	11,835
Less accumulated depreciation	(8,473)	(8,154)
	3,665	3,681
	$ 4,025	$ 4,403
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 236	$ 26
Accrued property taxes	148	194
Tenant security deposit liabilities	47	35
Other liabilities	106	132
Mortgage note payable (Note D)	5,878	5,878
	6,415	6,265

Partners' (Deficiency) Capital
General partners	(3,841)	(3,828)
Limited partners (129,942 units issued and
outstanding)	1,451	1,966
	(2,390)	(1,862)
	$ 4,025	$ 4,403

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 488	$ 473	$ 1,449	$ 1,428
Other income	75	56	207	178
Total revenues	563	529	1,656	1,606

Expenses:
Operating (Note C)	398	319	985	893
General and administrative	61	48	165	151
Depreciation	113	101	332	299
Interest	57	92	190	271
Property taxes	43	51	149	139
Total expenses	672	611	1,821	1,753

Casualty gain (Note C)	--	--	117	187

Net (loss) income	$ (109)	$ (82)	$ (48)	$ 40

Net (loss) income allocated to
general partners (6.9%)	$ (8)	$ (6)	$ (3)	$ 3
Net (loss) income allocated to
limited partners (93.1%)	(101)	(76)	(45)	37

	$ (109)	$ (82)	$ (48)	$ 40

Net (loss) income per limited
partnership unit	$ (0.78)	$ (0.58)	$ (0.35)	$ 0.28

Distributions per limited	$ 1.89	$ --	$ 3.62	$ --
partnership unit

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2007	129,942	$(3,828)	$ 1,966	$(1,862)

Distributions to partners	--	(10)	(470)	(480)

Net loss for the nine months
ended September 30, 2008	--	(3)	(45)	(48)

Partners' (deficiency) capital
at September 30, 2008	129,942	$(3,841)	$ 1,451	$(2,390)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (48)	$ 40
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	332	299
Amortization of loan costs	24	31
Casualty gain	(117)	(187)
Change in accounts:
Receivables and deposits	(6)	133
Other assets	(29)	(16)
Accounts payable	93	10
Accrued property taxes	(46)	(53)
Tenant security deposit liabilities	12	1
Due to affiliates	--	(28)
Other liabilities	(26)	(12)
Net cash provided by operating activities	189	218

Cash flows from investing activities:
Property improvements and replacements	(202)	(665)
Insurance proceeds received	120	423
Net cash used in investing activities	(82)	(242)

Cash flows from financing activities:
Repayment of mortgage note payable	--	(4,139)
Proceeds from mortgage note payable	--	5,878
Payments on mortgage note payable	--	(47)
Loan costs paid	--	(82)
Advances from affiliate	--	16
Payments on advances from affiliate	--	(786)
Distributions to partners	(480)	--
Net cash (used in) provided by financing activities	(480)	840

Net (decrease) increase in cash and cash equivalents	(373)	816

Cash and cash equivalents at beginning of period	531	182

Cash and cash equivalents at end of period	$ 158	$ 998

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 181	$ 237

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 132	$ 6

Included in property improvements and replacements for the nine months ended September 30, 2008 and 2007 are approximately $15,000 and $8,000 of improvements, respectively, which were included in accounts payable at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $80,000 and $79,000 during the nine months ended September 30, 2008 and 2007, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $84,000 and $80,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the nine months ended September 30, 2008 and 2007, as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2007, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the nine months ended September 30, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $16,000 to cover operating expenses. There were no such advances made during the nine months ended September 30, 2008. Interest was charged at prime plus 2% and interest expense was approximately $61,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, approximately $786,000 of advances and approximately $81,000 of associated accrued interest was repaid with proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments. At September 30, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $49,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $58,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Casualty Events

In September 2008, Woods of Inverness Apartments sustained damages from Hurricane Ike. The damages are estimated to be approximately $350,000, including clean up costs of approximately $88,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.  For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During 2006, the Partnership estimated damages to be approximately $675,000.  This estimate was revised during 2007 to approximately $519,000 and revised again during the nine months ended September 30, 2008 to approximately $553,000.  The Partnership received insurance proceeds of approximately $250,000 during 2006, which were held on deposit in a restricted escrow with the mortgage lender and released to the Partnership during the nine months ended September 30, 2007. During 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. Duringthe nine months ended September 30, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000. The Partnership recognized an additional casualty gain of approximately $187,000 for the nine months ended September 30, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000. During the nine months ended September 30, 2008, the Partnership received additional insurance proceeds of approximately $120,000. The Partnership recognized an additional casualty gain of approximately $117,000 for the nine months ended September 30, 2008 as a result of the receipt of insurance proceeds, partially offset by the write off of additional undepreciated damaged assets of approximately $3,000.

Note D - Mortgage Financing

On September 21, 2007, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,139,000, with a new mortgage loan in the principal amount of approximately $5,878,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.27% per annum at September 30, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $94,000, of which approximately $82,000 was incurred during the nine months ended September 30, 2007, and are included in other assets.

Note E – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Woods of Inverness Apartments	95%	93%
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

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2008 was approximately $109,000, compared to a net loss of approximately $82,000 for the three months ended September 30, 2007. The Partnership’s net loss for the nine months ended September 30, 2008 was approximately $48,000, compared to net income of approximately $40,000 for the nine months ended September 30, 2007. The increase in net loss for the three months ended September 30, 2008 is due to an increase in total expenses, partially offset by an increase in total revenues.  The decrease in net income for the nine months ended September 30, 2008 is due to a decrease in casualty gain recognized during 2008 and an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased for the three months ended September 30, 2008 due to increases in operating, general and administrative and depreciation expenses, partially offset by decreases in interest and property tax expenses. Total expenses increased for the nine months ended September 30, 2008 due to increases in operating, general and administrative, depreciation and property tax expenses, partially offset by a decrease in interest expense. The increase in operating expense for both the three and nine months ended September 30, 2008 is primarily due to clean up costs related to Hurricane Ike at the Partnership’s investment property. Also contributing to the increase in operating expense for the nine months ended September 30, 2008 are increases in salaries and related benefits and utility expenses, partially offset by a decrease in hazard insurance premiums at the Partnership’s investment property. Depreciation expense increased for both periods as a result of property improvements and replacements placed into service at the property during the past twelve months. Interest expense decreased for both periods primarily due to a decrease in interest on advances from an affiliate of the Managing General Partner as a result of the repayment of the advance balance and associated accrued interest during the nine months ended September 30, 2007 and a lower variable interest rate on the mortgage encumbering the property, partially offset by a decrease in interest capitalized in connection with the reconstruction resulting from the casualty discussed below. Property tax expense increased for the nine months ended September 30, 2008 due to an increase in the assessed value of the property.  Property tax expense decreased for the three months ended September 30, 2008 due to the timing of the receipt of the tax bill, which affected the tax accrual at the property. The increase in general and administrative expenses for both the three and nine months ended September 30, 2008 is primarily due to an increase in costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the quarterly and annual communications with investors and regulatory agencies.

In September 2008, Woods of Inverness Apartments sustained damages from Hurricane Ike. The damages are estimated to be approximately $350,000, including clean up costs of approximately $88,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.  For the three and nine months ended September 30, 2008, the estimated clean up costs are included in operating expenses.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During 2006, the Partnership estimated damages to be approximately $675,000.  This estimate was revised during 2007 to approximately $519,000 and revised again during the nine months ended September 30, 2008 to approximately $553,000.  The Partnership received insurance proceeds of approximately $250,000 during 2006, which were held on deposit in a restricted escrow with the mortgage lender and released to the Partnership during the nine months ended September 30, 2007. During 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. Duringthe nine months ended September 30, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000. The Partnership recognized an additional casualty gain of approximately $187,000 for the nine months ended September 30, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000. During the nine months ended September 30, 2008, the Partnership received additional insurance proceeds of approximately $120,000. The Partnership recognized an additional casualty gain of approximately $117,000 for the nine months ended September 30, 2008 as a result of the receipt of insurance proceeds, partially offset by the write off of additional undepreciated damaged assets of approximately $3,000.

Total revenues increased for both periods due to increases in both rental and other income. Rental income increased for both periods due to an increase in occupancy at the Partnership’s investment property. The increase in other income for both periods is primarily due to increases in tenant utility reimbursements at the property.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $158,000, compared to approximately $998,000 at September 30, 2007.  Cash and cash equivalents decreased approximately $373,000, from December 31, 2007, due to approximately $480,000 and $82,000 of cash used in financing and investing activities, respectively, partially offset by approximately $189,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2007, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $920,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the nine months ended September 30, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $16,000 to cover operating expenses. There were no such advances made during the nine months ended September 30, 2008. Interest was charged at prime plus 2% and interest expense was approximately $61,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, approximately $786,000 of advances and approximately $81,000 of associated accrued interest was repaid with proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments.  At September 30, 2008 and December 31, 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2008, the Partnership completed approximately $319,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of air conditioning upgrades, countertops, appliance and floor covering replacements and construction related to the hurricane damage discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 21, 2007, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,139,000, with a new mortgage loan in the principal amount of approximately $5,878,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (3.27% per annum at September 30, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs in connection with the new mortgage were approximately $94,000, of which approximately $82,000 was incurred during the nine months ended September 30, 2007, and are included in other assets.

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Nine Months Ended	Partnership	Nine Months Ended	Partnership

	September 30, 2008	Unit	September 30, 2007	Unit

Refinancing (1)	$ 480	$ 3.62	$ --	$ --

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 limited partnership units (the "Units") in the Partnership representing 65.34% of the outstanding Units at September 30, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.34% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings. On August 31, 2006, an objector filed an appeal from the order. The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final. Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 6.     Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: November 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2008	By: /s/Stephen B. Waters
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