Form 10-K
period 2008-12-31
CENTURY PROPERTIES FUND XVI
filed 2009-03-24
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

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

Registrant’s telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the property securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its property or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to pay distributions.

The Partnership’s ability to fund necessary capital expenditures on its property depends on its ability to generate net operating income in excess of required debt payments.  If the Partnership is unable to fund capital expenditures on its property, the Partnership may not be able to preserve the competitiveness of its property, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to make distributions to its investors depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment property competes for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates. The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s property.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s property, or affect renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Property

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Woods of Inverness
Apartments	$12,834	$ 8,380	5-30 yrs	S/L	$ 2,960

See "Note A – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Woods of Inverness
Apartments	$5,878	(1)	(2)	10/01/10	$5,878

(1)   Adjustable rate based on the one-month LIBOR rate plus 0.78%. The rate at December 31, 2008 was 2.21%.

(2)   Interest only payments.

(3)   See “Note B – Mortgage Note Payable” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for other specific details about the loan.

On September 21, 2007, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,139,000, with a new mortgage loan in the principal amount of approximately $5,878,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (2.21% per annum at December 31, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.  Total capitalized loan costs in connection with the new mortgage were approximately $94,000.  Loan costs associated with the previous mortgage were fully amortized.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for the Partnership's property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2008	2007	2008	2007

Woods of Inverness Apartments	$7,651	$7,621	95%	93%

As noted under "Item 1. Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex that leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for an asset of this type and age.

Real Estate Taxes and Rate

Real estate taxes and rate in 2008 for the Partnership's property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)
Woods of Inverness Apartments	$214	2.60%

Capital Improvements

During the year ended December 31, 2008, the Partnership completed approximately $1,252,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of air conditioning upgrades, countertops, appliance and floor covering replacements and construction related to the hurricane damage discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership expects to complete approximately $200,000 of reconstruction in 2009 resulting from damage caused by Hurricane Ike. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2008, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 129,879 Units outstanding held by 2,898 limited partners of record. Affiliates of the Managing General Partner owned 84,909.69 Units or 65.38% of the outstanding Units at December 31, 2008.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2008	Unit	December 31, 2007	Unit

Sale(1)	$ --	$ --	$ 405	$ 3.05
Refinancing (2)	480	3.62	245	1.85
	$ 480	$ 3.62	$ 650	$ 4.90

(1)   Proceeds from the January 2004 sale of Ralston Place Apartments.

(2)   Proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner subsequent to December 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.  See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 Units in the Partnership representing 65.38% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.38% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership recognized a net loss of approximately $81,000 for the year ended December 31, 2008, compared to net income of approximately $4,000 for the year ended December 31, 2007.  The decrease in net income is primarily due to an increase in total expenses and a decrease in casualty gain recognized during 2008, partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, general and administrative, depreciation and property tax expenses, partially offset by a decrease in interest expense.  The increase in operating expense is primarily due to clean up costs incurred during 2008 related to Hurricane Ike, and an increase in salaries and related benefits, partially offset by decreases in hazard insurance premiums and routine maintenance expense at the Partnership’s investment property. Depreciation expense increased as a result of property improvements and replacements placed into service at the property during the past twelve months.  Property tax expense increased due to an increase in the assessed value of the property.  The decrease in interest expense is primarily due to a decrease in interest on advances from an affiliate of the Managing General Partner as a result of the repayment of the advance balance and associated accrued interest during the year ended December 31, 2007 and a lower variable interest rate on the mortgage encumbering the property, partially offset by a decrease in interest capitalized in connection with the reconstruction resulting from the October 2006 casualty discussed below.

General and administrative expenses increased primarily due to increases in costs associated with the annual audit required by the Partnership Agreement and reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2008 and 2007 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

In September 2008, Woods of Inverness Apartments sustained damages from Hurricane Ike.  The damages are estimated to be approximately $595,000, including clean up costs of approximately $62,000. During the year ended December 31, 2008, the Partnership removed approximately $29,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds.  The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.  For the year ended December 31, 2008, the clean up costs are included in operating expenses.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During 2006, the Partnership estimated damages to be approximately $675,000.  This estimate was revised during 2007 to approximately $519,000 and revised again during the year ended December 31, 2008 to approximately $553,000. The Partnership received insurance proceeds of approximately $250,000 during 2006, which were held on deposit in a restricted escrow with the mortgage lender and released to the Partnership during the year ended December 31, 2007. During 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During the year ended December 31, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000. The Partnership recognized an additional casualty gain of approximately $187,000 for the year ended December 31, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000. During the year ended December 31, 2008, the Partnership received additional insurance proceeds of approximately $120,000. The Partnership recognized an additional casualty gain of approximately $117,000 for the year ended December 31, 2008, as a result of the receipt of insurance proceeds, partially offset by the write off of additional undepreciated damaged assets of approximately $3,000.

The increase in total revenues is due to increases in both rental and other income.  Rental income increased due to increases in occupancy and the average rental rate at the Partnership’s investment property.  The increase in other income is primarily due to increases in tenant utility reimbursements and application fees at the property, partially offset by a decrease in interest income as a result of lower average cash balances and a lower average interest rate.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $36,000, compared to approximately $531,000 at December 31, 2007. The decrease in cash and cash equivalents of approximately $495,000 is due to approximately $480,000 and $338,000 of cash used in financing and investing activities, respectively, partially offset by approximately $323,000 of cash provided by operating activities.  Cash used in financing activities consisted of distributions to partners. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2007, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $1,094,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $16,000 to cover operating expenses. There were no such advances made during the year ended December 31, 2008. Interest was charged at prime plus 2% and interest expense was approximately $61,000 for the year ended December 31, 2007. During the year ended December 31, 2007, the Partnership repaid approximately $786,000 of advances and approximately $81,000 of associated accrued interest with proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments. At December 31, 2008 and 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $1,055,000 to fund real estate taxes and reconstruction resulting from the 2008 casualty discussed above at Woods of Inverness Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership expects to complete approximately $200,000 of reconstruction in 2009 resulting from damage caused by Hurricane Ike. While the Partnership has no other material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On September 21, 2007, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,139,000, with a new mortgage loan in the principal amount of approximately $5,878,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (2.21% per annum at December 31, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $94,000 and are included in other assets on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”.  Loan costs associated with the previous mortgage were fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2008	Unit	December 31, 2007	Unit

Sale(1)	$ --	$ --	$ 405	$ 3.05
Refinancing (2)	480	3.62	245	1.85
	$ 480	$ 3.62	$ 650	$ 4.90

(1)   Proceeds from the January 2004 sale of Ralston Place Apartments.

(2)   Proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner subsequent to December 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 Units in the Partnership representing 65.38% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.38% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVI

We have audited the accompanying consolidated balance sheets of Century Properties Fund XVI as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

                             CENTURY PROPERTIES FUND XVI

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 36	$ 531
Receivables and deposits	72	40
Other assets	122	151
Investment property (Notes B, E and F):
Land	905	905
Buildings and related personal property	11,929	10,930
	12,834	11,835
Less accumulated depreciation	(8,380)	(8,154)
	4,454	3,681
	$ 4,684	$ 4,403

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 853	$ 26
Accrued property taxes	215	194
Tenant security deposit liabilities	44	35
Other liabilities	100	132
Due to affiliates (Note D)	17	--
Mortgage note payable (Note B)	5,878	5,878
	7,107	6,265
Partners' (Deficiency) Capital
General partners	(3,844)	(3,828)
Limited partners (129,879 units issued and	1,421	1,966
outstanding)	(2,423)	(1,862)
	$ 4,684	$ 4,403

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XVI

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$ 1,937	$ 1,899
Other income	277	264
Total revenues	2,214	2,163

Expenses:
Operating	1,281	1,214
General and administrative	219	202
Depreciation	447	400
Interest	250	353
Property taxes	215	177
Total expenses	2,412	2,346

Casualty gain (Note F)	117	187

Net (loss) income (Note C)	$ (81)	$ 4

Net (loss) income allocated to general partners (6.9%)	$ (6)	$ --

Net (loss) income allocated to limited partners (93.1%)	(75)	4

	$ (81)	$ 4

Net (loss) income per limited partnership unit	$ (0.58)	$ 0.03

Distributions per limited partnership unit	$ 3.62	$ 4.90

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XVI

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2006	129,942	$(3,815)	$ 2,599	$(1,216)

Distribution to partners	--	(13)	(637)	(650)

Net income for the year ended
December 31, 2007	--	--	4	4

Partners (deficiency) capital at
December 31, 2007	129,942	(3,828)	1,966	(1,862)

Abandonment of limited	(63)	--	--	--
partnership units (Note A)

Distributions to partners	--	(10)	(470)	(480)

Net loss for the year ended
December 31, 2008	--	(6)	(75)	(81)

Partners’ (deficiency) capital at
December 31, 2008	129,879	$(3,844)	$ 1,421	$(2,423)

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XVI

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (81)	$ 4
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	447	400
Amortization of loan costs	32	38
Casualty gain	(117)	(187)
Change in accounts:
Receivables and deposits	(3)	311
Other assets	(3)	24
Accounts payable	33	(19)
Accrued property taxes	21	(9)
Tenant security deposit liabilities	9	(3)
Other liabilities	(32)	20
Due to affiliates	17	(28)
Net cash provided by operating activities	323	551

Cash flows from investing activities:
Property improvements and replacements	(458)	(803)
Insurance proceeds received	120	423
Net cash used in investing activities	(338)	(380)

Cash flows from financing activities:
Repayment of mortgage note payable	--	(4,139)
Proceeds from mortgage note payable	--	5,878
Payments on mortgage note payable	--	(47)
Distributions to partners	(480)	(650)
Loan costs paid	--	(94)
Advances from affiliate	--	16
Payments on advances from affiliate	--	(786)
Net cash (used in) provided by financing activities	(480)	178

Net (decrease) increase in cash and cash equivalents	(495)	349

Cash and cash equivalents at beginning of year	531	182

Cash and cash equivalents at end of year	$ 36	$ 531

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 237	$ 281

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
Payable	$ 809	$ 15

Included in property improvements and replacements for the year ended December 31, 2007 are approximately $8,000 of property improvements and replacements which were included in accounts payable at December 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XVI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2008

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVI (the "Partnership" or "Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties.  The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 2008, the Partnership operates one residential apartment complex located in Texas. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $4,000 and $502,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Abandoned Units: During the year ended December 31, 2008, the number of limited partnership units (the “Units”) decreased by 63 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Net (Loss) Income Per Limited Partnership Unit: Net (loss) income per Limited Partnership Unit is computed by dividing net (loss) income allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 129,942 Units outstanding for both 2008 and 2007.

Deferred Costs: Loan costs of approximately $94,000 at both December 31, 2008 and 2007, less accumulated amortization of approximately $39,000 and $7,000 at December 31, 2008 and 2007, respectively, are included in other assets and are amortized over the term of the related loan agreement. Amortization of loan costs is included in interest expense and was approximately $32,000 and $38,000 for the years ended December 31, 2008 and 2007, respectively. Amortization expense is expected to be approximately $32,000 for 2009 and approximately $23,000 for 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Property: Investment property consists of one apartment complex and is stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Standards (“SFAS”) No. 34, “Capitalization of Interest Costs”, and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties”.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the year ended December 31, 2007, the Partnership capitalized interest of approximately $37,000, real estate taxes of approximately $8,000, and operating costs of approximately $5,000. No such costs were capitalized during the year ended December 31, 2008. Capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ended December 31, 2008 and 2007.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. The fair value of the Partnership’s variable rate long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Advertising Costs: The Partnership expenses the costs of advertising as incurred.  Advertising expense was approximately $89,000 and $91,000 for the years ended December 31, 2008 and 2007, respectively, and is included in operating expenses.

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

Recent Accounting Pronouncement: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal
	Balance at				Principal
	December 31,		Interest	Maturity	Balance
Property	2008	2007	Rate	Date	Due at Maturity
	(in thousands)				(in thousands)
Woods of Inverness
Apartments	$5,878	$5,878	(1)	10/01/10	$5,878

(1)   Adjustable rate based on the one-month LIBOR rate plus 0.78%. The rate at December 31, 2008 was 2.21%.

On September 21, 2007, the Partnership refinanced the mortgage encumbering Woods of Inverness Apartments. The refinancing replaced the existing mortgage, which at the time of refinancing had a principal balance of approximately $4,139,000, with a new mortgage loan in the principal amount of approximately $5,878,000. The new loan was refinanced under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The new mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The new loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (2.21% per annum at December 31, 2008) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing. Total capitalized loan costs in connection with the new mortgage were approximately $94,000 and are included in other assets.  Loan costs associated with the previous mortgage were fully amortized.

The mortgage note payable is non-recourse and is secured by pledge of the apartment property and by pledge of revenues from the property. The property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$ --
2010	5,878
Total	$5,878

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

Differences between the net (loss) income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands except per unit data):

	2008	2007

Net (loss) income as reported	$ (81)	$ 4
(Deduct) add:
Unearned revenue	(5)	(11)
Depreciation differences	298	237
Miscellaneous	(165)	236
Casualty gain/loss	--	(378)

Federal taxable income	$ 47	$ 88

Federal taxable income per limited
partnership unit	$ 0.34	$ 0.63

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2008	2007

Net liabilities as reported	$(2,423)	$(1,862)
Land and buildings	(9,773)	(75)
Accumulated depreciation	8,279	(1,111)
Syndication and distribution costs	8,258	8,258
Other	501	65

Net assets - Federal tax basis	$ 4,842	$ 5,275

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $108,000 and $106,000 for the years ended December 31, 2008 and 2007 respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $116,000 and $109,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses. At December 31, 2008, approximately $17,000 of reimbursements of accountable administrative expenses remain unpaid and is included in due to affiliates. No such amounts were owed at December 31, 2007.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2008 and 2007 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2007, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $1,094,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $16,000 to cover operating expenses. There were no such advances made during the year ended December 31, 2008. Interest was charged at prime plus 2% and interest expense was approximately $61,000 for the year ended December 31, 2007. During the year ended December 31, 2007, the Partnership repaid approximately $786,000 of advances and approximately $81,000 of associated accrued interest with proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments. At December 31, 2008 and 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $1,055,000 to fund real estate taxes and reconstruction resulting from the casualty discussed in Note F at Woods of Inverness Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $51,000 and $58,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 Units in the Partnership representing 65.38% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.38% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Woods of Inverness
Apartments	$ 5,878	$ 1,292	$10,305	$ 1,237

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)

Woods of
Inverness
Apartments	$ 905	$11,929	$12,834	$ 8,380	07/82	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2008	2007
	(in thousands)
Investment Property

Balance at beginning of year	$11,835	$10,951
Property improvements	1,252	810
(Disposal) revision of estimate of property	(253)	74
Balance at end of year	$12,834	$11,835

Accumulated Depreciation

Balance at beginning of year	$ 8,154	$ 7,694
Additions charged to expense	447	400
(Disposal) revision of estimate of property	(221)	60
Balance at end of year	$ 8,380	$ 8,154

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2008 and 2007 is approximately $3,061,000 and $11,760,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $101,000 and $9,265,000, respectively.

Note F – Casualty Events

In September 2008, Woods of Inverness Apartments sustained damages from Hurricane Ike.  The damages are estimated to be approximately $595,000, including clean up costs of approximately $62,000. During the year ended December 31, 2008, the Partnership removed approximately $29,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds.  The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages.  For the year ended December 31, 2008, the clean up costs are included in operating expenses.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During 2006, the Partnership estimated damages to be approximately $675,000.  This estimate was revised during 2007 to approximately $519,000 and revised again during the year ended December 31, 2008 to approximately $553,000.  The Partnership received insurance proceeds of approximately $250,000 during 2006, which were held on deposit in a restricted escrow with the mortgage lender and released to the Partnership during the year ended December 31, 2007. During 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During the year ended December 31, 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000. The Partnership recognized an additional casualty gain of approximately $187,000 for the year ended December 31, 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000. During the year ended December 31, 2008, the Partnership received additional insurance proceeds of approximately $120,000. The Partnership recognized an additional casualty gain of approximately $117,000 for the year ended December 31, 2008, as a result of the receipt of insurance proceeds, partially offset by the write off of additional undepreciated damaged assets of approximately $3,000.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

   None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Capital Management Corporation during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2008.

Name of		Percentage
Beneficial Owner	Number of Units	of Class

AIMCO IPLP, L.P.
(an affiliate of AIMCO)	47,488.68	36.57%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	37,221.01	28.66%
Fox Capital Management Corp
(an affiliate of AIMCO)`	200.00	0.15%

AIMCO IPLP, L.P. and Fox Capital Management Corp. are indirectly ultimately owned by AIMCO. Their business addresses are 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $108,000 and $106,000 for the years ended December 31, 2008 and 2007 respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $116,000 and $109,000 for the years ended December 31, 2008 and 2007, respectively, which is included in general and administrative expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2008, approximately $17,000 of reimbursement of accountable administrative expenses remain unpaid and is included in due to affiliates. No such amounts were owed at December 31, 2007.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2008 and 2007 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Prior to 2007, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $1,094,000 to cover the payoff of the existing mortgage and closing costs related to the refinancing of the mortgage encumbering Woods of Inverness Apartments and to cover operating expenses and capital improvements. During the year ended December 31, 2007, AIMCO Properties, L.P. advanced the Partnership approximately $16,000 to cover operating expenses. There were no such advances made during the year ended December 31, 2008. Interest was charged at prime plus 2% and interest expense was approximately $61,000 for the year ended December 31, 2007. During the year ended December 31, 2007, the Partnership repaid approximately $786,000 of advances and approximately $81,000 of associated accrued interest with proceeds from the refinancing of the mortgage encumbering Woods of Inverness Apartments. At December 31, 2008 and 2007, there were no advances or associated accrued interest due to AIMCO Properties, L.P. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2008, AIMCO Properties, L.P. advanced the Partnership approximately $1,055,000 to fund real estate taxes and reconstruction resulting from the casualty discussed in “Note F – Casualty Events” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” at Woods of Inverness Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $51,000 and $58,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 Units in the Partnership representing 65.38% of the outstanding Units at December 31, 2008.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.38% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $42,000 and $36,000 for 2008 and 2007, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $11,000 and $6,000 for 2008 and 2007, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements of the Partnership are included in Item 8:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Partners’ (Deficiency) Capital for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 24, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 24, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 24, 2009
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