Form 10-Q
period 2009-03-31
CENTURY PROPERTIES FUND XVI
filed 2009-05-15
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 95	$ 36
Receivables and deposits	87	72
Other assets	214	122
Investment property:
Land	905	905
Buildings and related personal property	12,331	11,929
	13,236	12,834
Less accumulated depreciation	(8,397)	(8,380)
	4,839	4,454
	$ 5,235	$ 4,684
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 235	$ 853
Accrued property taxes	56	215
Tenant security deposit liabilities	45	44
Other liabilities	107	100
Due to affiliates (Note B)	1,342	17
Mortgage note payable	5,878	5,878
	7,663	7,107

Partners' (Deficiency) Capital
General partners	(3,844)	(3,844)
Limited partners (129,879 units issued and
outstanding)	1,416	1,421
	(2,428)	(2,423)
	$ 5,235	$ 4,684

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Rental income	$ 490	$ 468
Other income	71	65
Total revenues	561	533

Expenses:
Operating	286	306
General and administrative	53	53
Depreciation	134	109
Interest	36	74
Property taxes	57	54
Total expenses	566	596

Casualty gain (Note C)	--	117

Net (loss) income	$ (5)	$ 54

Net (loss) income allocated to general partners (6.9%)	$ --	$ 4
Net (loss) income allocated to limited partners (93.1%)	(5)	50

	$ (5)	$ 54

Net (loss) income per limited partnership unit	$ (.04)	$ .38

Distribution per limited partnership unit	$ --	$ 1.73

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2008	129,879	$(3,844)	$ 1,421	$(2,423)

Net loss for the three months
ended March 31, 2009	--	--	(5)	(5)

Partners' (deficiency) capital
at March 31, 2009	129,879	$(3,844)	$ 1,416	$(2,428)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$ (5)	$ 54
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation	134	109
Amortization of loan costs	8	8
Bad debt expense	15	3
Casualty gain	--	(117)
Change in accounts:
Receivables and deposits	(14)	(5)
Other assets	(100)	(59)
Accounts payable	121	(1)
Accrued property taxes	(159)	(141)
Tenant security deposit liabilities	1	10
Other liabilities	7	(10)
Due to affiliates	35	--
Net cash provided by (used in) operating activities	43	(149)

Cash flows from investing activities:
Insurance proceeds received	--	120
Property improvements and replacements	(1,274)	(98)
Net cash (used in) provided by investing activities	(1,274)	22

Cash flows from financing activities:
Advances from affiliate	1,290	--
Distribution to partners	--	(230)
Net cash provided by (used in) financing activities	1,290	(230)

Net increase (decrease) in cash and cash equivalents	59	(357)
Cash and cash equivalents at beginning of period	36	531

Cash and cash equivalents at end of period	$ 95	$ 174

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 23	$ 77
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 70	$ --

Included in property improvements and replacements for the three months ended March 31, 2009 and 2008 are approximately $809,000 and $15,000 of property improvements and replacements which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $28,000 and $26,000 for the three months ended March 31, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $25,000 and $28,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses. At March 31, 2009 and December 31, 2008, approximately $42,000 and $17,000, respectively, of reimbursement of accountable administrative expenses remain unpaid and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the three months ended March 31, 2009 and 2008 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the first quarter of 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $1,290,000 to fund real estate taxes and reconstruction resulting from the casualty discussed in Note C at Woods of Inverness Apartments. There were no such advances made or owed during the three months ended March 31, 2008. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense amounted to approximately $10,000 for the three months ended March 31, 2009. At March 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,300,000, and is included in due to affiliates. There were no advances or associated accrued interest due to AIMCO Properties, L.P. at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $64,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $51,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Events

In September 2008, Woods of Inverness Apartments sustained damages from Hurricane Ike. The damages were estimated to be approximately $595,000, including clean up costs of approximately $62,000, which had been incurred as of December 31, 2008. During the year ended December 31, 2008, the Partnership removed approximately $29,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the three months ended March 31, 2009, the estimate of the damages was revised to approximately $834,000, including the clean up costs incurred as of December 31, 2008 of approximately $62,000. As a result of the change in estimated damages, the Partnership removed approximately $16,000 of additional undepreciated damaged assets and recorded an additional corresponding receivable for the estimated insurance proceeds during the three months ended March 31, 2009. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the year ended December 31, 2008, the clean up costs were included in operating expenses.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During 2006, the Partnership estimated damages to be approximately $675,000.  This estimate was revised during 2007 to approximately $519,000 and was revised again during 2008 to approximately $553,000.  The Partnership received insurance proceeds of approximately $250,000 during 2006, which were held on deposit in a restricted escrow with the mortgage lender and released to the Partnership during 2007.  During 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000. The Partnership recognized an additional casualty gain of approximately $187,000 during 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000. During the three months ended March 31, 2008, the Partnership received additional insurance proceeds of approximately $120,000. The Partnership recognized an additional casualty gain of approximately $117,000 for the three months ended March 31, 2008 as a result of the receipt of insurance proceeds, partially offset by the write off of additional undepreciated damaged assets of approximately $3,000.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Woods of Inverness Apartments	96%	92%
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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2009 was approximately $5,000, compared to net income of approximately $54,000 for the three months ended March 31, 2008.  The increase in net loss is due to a decrease in casualty gain recognized during 2008, partially offset by an increase in total revenues and a decrease in total expenses.

In September 2008, Woods of Inverness Apartments sustained damages from Hurricane Ike. The damages were estimated to be approximately $595,000, including clean up costs of approximately $62,000, which had been incurred as of December 31, 2008. During the year ended December 31, 2008, the Partnership removed approximately $29,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the three months ended March 31, 2009, the estimate of the damages was revised to approximately $834,000, including the clean up costs incurred as of December 31, 2008 of approximately $62,000. As a result of the change in estimated damages, the Partnership removed approximately $16,000 of additional undepreciated damaged assets and recorded an additional corresponding receivable for the estimated insurance proceeds during the three months ended March 31, 2009. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the year ended December 31, 2008, the clean up costs were included in operating expenses.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During 2006, the Partnership estimated damages to be approximately $675,000.  This estimate was revised during 2007 to approximately $519,000 and was revised again during 2008 to approximately $553,000.  The Partnership received insurance proceeds of approximately $250,000 during 2006, which were held on deposit in a restricted escrow with the mortgage lender and released to the Partnership during 2007.  During 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000. The Partnership recognized an additional casualty gain of approximately $187,000 during 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000. During the three months ended March 31, 2008, the Partnership received additional insurance proceeds of approximately $120,000. The Partnership recognized an additional casualty gain of approximately $117,000 for the three months ended March 31, 2008 as a result of the receipt of insurance proceeds, partially offset by the write off of additional undepreciated damaged assets of approximately $3,000.

Total revenues increased for the three months ended March 31, 2009 due to increases in both rental and other income.  Rental income increased due to an increase in occupancy at the Partnership’s investment property, partially offset by an increase in bad debt expense.  Other income increased primarily due to increases in tenant utility reimbursements and late charges at the property, partially offset by a decrease in interest income.

Total expenses decreased for the three months ended March 31, 2009 primarily due to decreases in operating and interest expenses, partially offset by an increase in depreciation expense. General and administrative and property tax expenses remained relatively constant for the comparable period. The decrease in operating expense is primarily due to decreases in salaries and related benefits and advertising costs, partially offset by an increase in management fee expense, which is based on rental income.  Interest expense decreased as a result of the lower variable interest rate on the mortgage encumbering the property, partially offset by an increase in interest on advances from an affiliate of the Managing General Partner.  Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.

Included in general and administrative expenses for the three months ended March 31, 2009 and 2008 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $95,000, compared to approximately $174,000 at March 31, 2008.  Cash and cash equivalents increased approximately $59,000 from December 31, 2008 due to approximately $1,290,000 and $43,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $1,274,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the first quarter of 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $1,290,000 to fund real estate taxes and reconstruction resulting from the casualty at Woods of Inverness Apartments. There were no such advances made or owed during the three months ended March 31, 2008. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2009). Interest expense amounted to approximately $10,000 for the three months ended March 31, 2009. At March 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $1,300,000, and is included in due to affiliates. There were no advances or associated accrued interest due to AIMCO Properties, L.P. at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2009, the Partnership completed approximately $535,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of countertops, siding, major landscaping, appliance and floor covering replacements and construction related to the hurricane damage discussed above. These improvements were funded from operating cash flow and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Woods of Inverness of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.28% per annum at March 31, 2009) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing.

The Partnership distributed the following amounts during the three months ended March 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Three Months Ended	Partnership	Three Months Ended	Partnership

	March 31, 2009	Unit	March 31, 2008	Unit

Refinancing (1)	$ --	$ --	$ 230	$ 1.73

(1)   Proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the amounts payable to affiliates of the Managing General Partner at March 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 limited partnership units (the "Units") in the Partnership representing 65.38% of the outstanding Units at March 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.38% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO its sole stockholder.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: May 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2009	By: /s/Stephen B. Waters
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