Form 10-Q
period 2009-09-30
CENTURY PROPERTIES FUND XVI
filed 2009-11-16
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 43	$ 36
Receivables and deposits	39	72
Other assets	131	122
Investment property:
Land	905	905
Buildings and related personal property	12,469	11,929
	13,374	12,834
Less accumulated depreciation	(8,675)	(8,380)
	4,699	4,454
	$ 4,912	$ 4,684
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 50	$ 853
Accrued property taxes	161	215
Tenant security deposit liabilities	44	44
Due to affiliates (Note B)	492	17
Other liabilities	98	100
Mortgage note payable	5,878	5,878
	6,723	7,107

Partners' (Deficiency) Capital
General partners	(3,802)	(3,844)
Limited partners (129,879 units issued and
outstanding)	1,991	1,421
	(1,811)	(2,423)
	$ 4,912	$ 4,684

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 498	$ 488	$ 1,484	$ 1,449
Other income	71	75	218	207
Total revenues	569	563	1,702	1,656

Expenses:
Operating (Note C)	324	398	883	985
General and administrative	36	61	121	165
Depreciation	134	113	411	332
Interest	35	57	114	190
Property taxes	53	43	161	149
Total expenses	582	672	1,690	1,821

Casualty gain (Note C)	--	--	600	117

Net (loss) income	$ (13)	$ (109)	$ 612	$ (48)

Net (loss) income allocated to
general partners (6.9%)	$ (1)	$ (8)	$ 42	$ (3)
Net (loss) income allocated to
limited partners (93.1%)	(12)	(101)	570	(45)

	$ (13)	$ (109)	$ 612	$ (48)

Net (loss) income per limited
partnership unit	$ (0.09)	$ (0.78)	$ 4.39	$ (0.35)

Distributions per limited	$ --	$ 1.89	$ --	$ 3.62
partnership unit

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital
contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency)
capital at
December 31, 2008	129,879	$(3,844)	$ 1,421	$(2,423)

Net income for the nine
months ended
September 30, 2009	--	42	570	612

Partners' (deficiency)
capital at
September 30, 2009	129,879	$(3,802)	$ 1,991	$(1,811)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 612	$ (48)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	411	332
Amortization of loan costs	23	24
Casualty gain	(600)	(117)
Bad debt expense	36	24
Change in accounts:
Receivables and deposits	(32)	(30)
Other assets	(32)	(29)
Accounts payable	(1)	93
Accrued property taxes	(54)	(46)
Tenant security deposit liabilities	--	12
Due to affiliates	(15)	--
Other liabilities	(2)	(26)
Net cash provided by operating activities	346	189

Cash flows from investing activities:
Property improvements and replacements	(1,474)	(202)
Insurance proceeds received	645	120
Net cash used in investing activities	(829)	(82)

Cash flows from financing activities:
Advances from affiliate	1,290	--
Payments on advances from affiliate	(800)	--
Distributions to partners	--	(480)
Net cash provided by (used in) financing
activities	490	(480)

Net increase (decrease) in cash and cash equivalents	7	(373)

Cash and cash equivalents at beginning of period	36	531

Cash and cash equivalents at end of period	$ 43	$ 158

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 93	$ 181

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 7	$ 132

Included in property improvements and replacements for the nine months ended September 30, 2009 and 2008 are approximately $809,000 and $15,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

On September 25, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Woods of Inverness Apartments. The property is expected to sell during the fourth quarter of 2009 for a sale price of approximately $9,511,000. The Partnership determined that certain criteria of FASB ASC (as defined below) Topic 360-10-45 were not met at September 30, 2009 and therefore the Partnership continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. Subsequent to September 30, 2009, the sale contract related to Woods of Inverness Apartments was terminated.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $84,000 and $80,000 for the nine months ended September 30, 2009 and 2008, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $47,000 and $84,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses. At December 31, 2008, approximately $17,000 of reimbursement of accountable administrative expenses remained unpaid and were included in due to affiliates. There were no such amounts owed at September 30, 2009.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the nine months ended September 30, 2009 and 2008 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $1,290,000 to fund real estate taxes and reconstruction resulting from the casualty discussed in Note C at Woods of Inverness Apartments. There were no such advances made or owed during the nine months ended September 30, 2008. Interest is charged at the prime rate plus 2% (5.25% at September 30, 2009). Interest expense amounted to approximately $37,000 for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Partnership repaid advances and associated accrued interest of approximately $835,000. At September 30, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $492,000, and is included in due to affiliates. There were no advances or associated accrued interest due to AIMCO Properties, L.P. at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $74,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $51,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Casualty Events

In September 2008, Woods of Inverness Apartments sustained damages from Hurricane Ike. The damages were estimated to be approximately $595,000, including clean up costs of approximately $62,000, which had been incurred as of December 31, 2008. During the year ended December 31, 2008, the Partnership removed approximately $29,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the nine months ended September 30, 2009, the estimate of the damages was revised to approximately $893,000, including the clean up costs incurred as of December 31, 2008 of approximately $62,000. As a result of the change in estimated damages, the Partnership removed approximately $16,000 of additional undepreciated damaged assets. During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $600,000 as a result of the receipt of insurance proceeds of approximately $645,000, partially offset by the write off of undepreciated damaged assets of approximately $45,000, of which approximately $29,000 was removed during the year ended December 31, 2008. For the nine months ended September 30, 2008, the clean up costs were included in operating expenses.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During 2006, the Partnership estimated damages to be approximately $675,000.  This estimate was revised during 2007 to approximately $519,000 and was revised again during the nine months ended September 30, 2008 to approximately $553,000.  The Partnership received insurance proceeds of approximately $250,000 during 2006, which were held on deposit in a restricted escrow with the mortgage lender and released to the Partnership during 2007.  During 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000. The Partnership recognized an additional casualty gain of approximately $187,000 during 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000. During the nine months ended September 30, 2008, the Partnership received additional insurance proceeds of approximately $120,000. The Partnership recognized an additional casualty gain of approximately $117,000 for the nine months ended September 30, 2008 as a result of the receipt of insurance proceeds, partially offset by the write off of additional undepreciated damaged assets of approximately $3,000.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's variable rate long-term debt at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Woods of Inverness Apartments	95%	95%
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

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2009 was approximately $13,000, compared to a net loss of approximately $109,000 for the three months ended September 30, 2008. The Partnership recognized net income of approximately $612,000 for the nine months ended September 30, 2009, compared to net loss of approximately $48,000 for the nine months ended September 30, 2008.  The decrease in net loss for the three months ended September 30, 2009 is due to a decrease in total expenses and a slight increase in total revenues. The increase in net income for the nine months ended September 30, 2009 is due to an increase in total revenues, an increase in the recognition of a casualty gain and a decrease in total expenses.

Total expenses decreased for both the three and nine months ended September 30, 2009 due to decreases in operating, general and administrative and interest expenses, partially offset by increases in depreciation and property tax expenses.  The decrease in operating expenses for the three months ended September 30, 2009 is primarily due to a decrease in clean-up costs related to Hurricane Ike incurred in 2008 and utilities at the Partnership’s investment property, partially offset by an increase in insurance expense, as a result of increased premiums at the property.  The decrease in operating expenses for the nine months ended September 30, 2009 is due to decreases in advertising costs, utilities, salaries and related benefits and clean up costs related to Hurricane Ike, partially offset by an increase in insurance expense, as a result of increased premiums at the property. Interest expense decreased for both periods as a result of the lower variable interest rate on the mortgage encumbering the property, partially offset by an increase in interest on advances from an affiliate of the Managing General Partner.  Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months. Property tax expense increased for both periods due to an increase in the tax rate at Woods of Inverness Apartments.

The decrease in general and administrative expense for both the three and nine months ended September 30, 2009 is due to decreases in reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Total revenues increased for the three months ended September 30, 2009 due to an increase in rental income, partially offset by a decrease in other income.  Total revenues increased for the nine months ended September 30, 2009 due to increases in both rental and other income. The increase in rental income for both periods is due to an increase in the average rental rate at the Partnership’s investment property. The decrease in other income for the three months ended September 30, 2009 is due to decreases in tenant utility reimbursements and late charges at the Partnership’s investment property. The increase in other income for the nine months ended September 30, 2009 is due to increases in application fees, tenant utility reimbursements and late charges at the Partnership’s investment property.

In September 2008, Woods of Inverness Apartments sustained damages from Hurricane Ike. The damages were estimated to be approximately $595,000, including clean up costs of approximately $62,000, which had been incurred as of December 31, 2008. During the year ended December 31, 2008, the Partnership removed approximately $29,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the nine months ended September 30, 2009, the estimate of the damages was revised to approximately $893,000, including the clean up costs incurred as of December 31, 2008 of approximately $62,000. As a result of the change in estimated damages, the Partnership removed approximately $16,000 of additional undepreciated damaged assets. During the nine months ended September 30, 2009, the Partnership recognized a casualty gain of approximately $600,000 as a result of the receipt of insurance proceeds of approximately $645,000, partially offset by the write off of undepreciated damaged assets of approximately $45,000, of which approximately $29,000 was removed during the year ended December 31, 2008. For the three and nine months ended September 30, 2008, the clean up costs were included in operating expenses.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During 2006, the Partnership estimated damages to be approximately $675,000.  This estimate was revised during 2007 to approximately $519,000 and was revised again during the nine months ended September 30, 2008 to approximately $553,000.  The Partnership received insurance proceeds of approximately $250,000 during 2006, which were held on deposit in a restricted escrow with the mortgage lender and released to the Partnership during 2007.  During 2006, the Partnership recognized a casualty gain of approximately $191,000 as result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000. The Partnership recognized an additional casualty gain of approximately $187,000 during 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000. During the nine months ended September 30, 2008, the Partnership received additional insurance proceeds of approximately $120,000. The Partnership recognized an additional casualty gain of approximately $117,000 for the nine months ended September 30, 2008 as a result of the receipt of insurance proceeds, partially offset by the write off of additional undepreciated damaged assets of approximately $3,000.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $43,000, compared to approximately $36,000 at December 31, 2008.  Cash and cash equivalents increased approximately $7,000 due to approximately $490,000 and $346,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $829,000 of cash used in investing activities. Cash provided by financing activities consisted of advances from an affiliate, partially offset by repayment of advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $1,290,000 to fund real estate taxes and reconstruction resulting from the casualty discussed above at Woods of Inverness Apartments. There were no such advances made or owed during the nine months ended September 30, 2008. Interest is charged at the prime rate plus 2% (5.25% at September 30, 2009). Interest expense amounted to approximately $37,000 for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, the Partnership repaid advances and associated accrued interest of approximately $835,000. At September 30, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $492,000, and is included in due to affiliates. There were no advances or associated accrued interest due to AIMCO Properties, L.P. at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2009, the Partnership completed approximately $672,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of siding, roofing, appliance and floor covering replacements, countertops, and construction related to the hurricane damage discussed above. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Woods of Inverness of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010, with two one-year extension options. The mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.04% per annum at September 30, 2009) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing.

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data):

	Nine Months Ended	Per Limited	Nine Months Ended	Per Limited
	September 30, 2009	Partnership Unit	September 30, 2008	Partnership Unit

Refinancing (1)	$ --	$ --	$ 480	$ 3.62

(1)   Proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the amounts payable to affiliates of the Managing General Partner at September 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2009 or subsequent periods.

On September 25, 2009, the Partnership entered into a sale contract with a third party relating to the sale of Woods of Inverness Apartments. The property is expected to sell during the fourth quarter of 2009 for a sale price of approximately $9,511,000. The Partnership determined that certain criteria of FASB ASC Topic 360-10-45 were not met at September 30, 2009 and therefore the Partnership continues to report the assets and liabilities of the investment property as held for investment and its respective operations as continuing operations. Subsequent to September 30, 2009, the sale contract related to Woods of Inverness Apartments was terminated.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 limited partnership units (the "Units") in the Partnership representing 65.38% of the outstanding Units at September 30, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.38% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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

10.14       Purchase and Sale Contract between Woods of Inverness CPF 16, L.P., a Delaware limited partnership, and the affiliated Selling Entities and Standard Portfolios LLC, a Delaware limited liability company, dated September 25, 2009. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated September 25, 2009).

10.15       First Amendment to Purchase and Sale Contract between Woods of Inverness CPF 16, L.P., a Delaware limited partnership, and the affiliated Selling Entities and Standard Portfolios LLC, a Delaware limited liability company, dated October 28, 2009. (Incorporated by reference to the Partnership’s Current Report on Form 8-K dated October 28, 2009).

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