Form 10-K
period 2009-12-31
CENTURY PROPERTIES FUND XVI
filed 2010-03-29
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Woods of Inverness
Apartments	$13,444	$ 8,819	5-30 yrs	S/L	$ 3,281

See "Note A – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Woods of Inverness
Apartments	$5,878	(1)	(2)	10/01/10	$5,878

(1)   Adjustable rate based on the one-month LIBOR rate plus 0.78%. The rate at December 31, 2009 was 1.02%.

(2)   Interest only payments.

(3)   See “Note B – Mortgage Note Payable” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for other specific details about the loan.

The mortgage indebtedness encumbering Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010. AIMCO Properties, L.P. has the option to extend the Secured Credit Facility by two one-year extensions if no event of default exists under the Secured Credit Facility. The mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.02% per annum at December 31, 2009) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing. The Managing General Partner currently intends to refinance the Partnership’s mortgage indebtedness prior to its maturity on October 1, 2010 otherwise the term of the Secured Credit Facility will be extended.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for the Partnership's property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2009	2008	2009	2008

Woods of Inverness Apartments	$7,811	$7,651	95%	95%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2009 for the Partnership's property were as follows:

	2009	2009
	Billing	Rate
	(in thousands)
Woods of Inverness Apartments	$216	2.63%

Capital Improvements

During the year ended December 31, 2009, the Partnership completed approximately $742,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of siding, roofing, air conditioning upgrades, countertops, appliance and floor covering replacements and construction related to the hurricane damage discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow, insurance proceeds and advances from AIMCO Properties, L.P. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 129,841 Units outstanding held by 2,861 limited partners of record. Affiliates of the Managing General Partner owned 84,909.69 Units or 65.40% of the outstanding Units at December 31, 2009.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2009	Unit	December 31, 2008	Unit

Refinancing (1)	$ --	$ --	$ 480	$ 3.62

(1)   Proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner at December 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2010 or subsequent periods.  See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 Units in the Partnership representing 65.40% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.40% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized net income of approximately $601,000 for the year ended December 31, 2009, compared to a net loss of approximately $81,000 for the year ended December 31, 2008. The increase in net income is due to an increase in total revenues, an increase in the recognition of a casualty gain and a decrease in total expenses. Total revenues increased primarily due to an increase in rental income. Other income remained relatively constant for the comparable period. Rental income increased due to an increase in the average rental rate at the Partnership’s investment property.

Total expenses decreased due to decreases in operating, general and administrative and interest expenses, partially offset by an increase in depreciation expense. Property tax expense remained constant for the comparable period. The decrease in operating expenses is primarily due to decreases in clean-up costs related to Hurricane Ike incurred in 2008 and utilities at the Partnership’s investment property, partially offset by an increase in insurance expense, as a result of increased premiums at the property. Interest expense decreased as a result of the lower variable interest rate on the mortgage encumbering the property, partially offset by an increase in interest on advances from an affiliate of the Managing General Partner.  Depreciation expense increased due to property improvements and replacements placed into service at the property during the past twelve months.

The decrease in general and administrative expenses is primarily due to decreases in reimbursements to the Managing General Partner as allowed under the Partnership Agreement and costs associated with the annual audit required by the Partnership Agreement.  Also included in general and administrative expenses for the years ended December 31, 2009 and 2008 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

In September 2008, Woods of Inverness Apartments sustained damages from Hurricane Ike. The damages were estimated to be approximately $595,000, including clean up costs of approximately $62,000, which had been incurred as of December 31, 2008. During the year ended December 31, 2008, the Partnership removed approximately $29,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the year ended December 31, 2009, the estimate of the damages was revised to approximately $896,000, including the clean up costs incurred as of December 31, 2008 of approximately $62,000. As a result of the change in estimated damages, the Partnership removed approximately $16,000 of additional undepreciated damaged assets. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $603,000 as a result of the receipt of insurance proceeds of approximately $648,000, partially offset by the write off of undepreciated damaged assets of approximately $45,000, of which approximately $29,000 was removed during the year ended December 31, 2008. For the year ended December 31, 2008, the clean up costs were included in operating expenses.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During 2006, the Partnership estimated damages to be approximately $675,000.  This estimate was revised during 2007 to approximately $519,000 and was revised again during the year ended December 31, 2008 to approximately $553,000. The Partnership received insurance proceeds of approximately $250,000 during 2006, which were held on deposit in a restricted escrow with the mortgage lender and released to the Partnership during 2007. During 2006, the Partnership recognized a casualty gain of approximately $191,000 as a result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000. The Partnership recognized an additional casualty gain of approximately $187,000 during 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000. During the year ended December 31, 2008, the Partnership received additional insurance proceeds of approximately $120,000. The Partnership recognized an additional casualty gain of approximately $117,000 for the year ended December 31, 2008, as a result of the receipt of insurance proceeds, partially offset by the write off of additional undepreciated damaged assets of approximately $3,000.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $98,000, compared to approximately $36,000 at December 31, 2008.  Cash and cash equivalents increased approximately $62,000 due to approximately $551,000 and $400,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $889,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances received from an affiliate, partially offset by repayment of advances received from an affiliate of the Managing General Partner.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $1,290,000 to fund real estate taxes and reconstruction resulting from the casualty discussed above at Woods of Inverness Apartments. There were no such advances made or owed during the year ended December 31, 2008. Interest is charged at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense amounted to approximately $43,000 for the year ended December 31, 2009. During the year ended December 31, 2009, the Partnership repaid advances and associated accrued interest of approximately $932,000 with cash from operations and insurance proceeds. At December 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $401,000, and is included in due to affiliates on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. There were no advances or associated accrued interest due to AIMCO Properties, L.P. at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $73,000 to fund real estate taxes at Woods of Inverness Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements, repayment of mortgage note payable and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010. AIMCO Properties, L.P. has the option to extend the Secured Credit Facility by two one-year extensions if no event of default exists under the Secured Credit Facility. The mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.02% per annum at December 31, 2009) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing. The Managing General Partner currently intends to refinance the Partnership’s mortgage indebtedness prior to its maturity on October 1, 2010 otherwise the term of the Secured Credit Facility will be extended.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership

	December 31, 2009	Unit	December 31, 2008	Unit

Refinancing (1)	$ --	$ --	$ 480	$ 3.62

(1)   Proceeds from the September 2007 refinancing of the mortgage encumbering Woods of Inverness Apartments.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner at December 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 Units in the Partnership representing 65.40% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.40% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVI

We have audited the accompanying consolidated balance sheets of Century Properties Fund XVI as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2010

                             CENTURY PROPERTIES FUND XVI

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 98	$ 36
Receivables and deposits	39	72
Other assets	90	122
Investment property (Notes B, E and F):
Land	905	905
Buildings and related personal property	12,539	11,929
	13,444	12,834
Less accumulated depreciation	(8,819)	(8,380)
	4,625	4,454
	$ 4,852	$ 4,684

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 32	$ 853
Accrued property taxes	215	215
Tenant security deposit liabilities	43	44
Other liabilities	105	100
Due to affiliates (Note D)	401	17
Mortgage note payable (Note B)	5,878	5,878
	6,674	7,107
Partners' (Deficiency) Capital
General partners	(3,803)	(3,844)
Limited partners (129,841 units issued and	1,981	1,421
outstanding)	(1,822)	(2,423)
	$ 4,852	$ 4,684

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XVI

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 1,967	$ 1,937
Other income	282	277
Total revenues	2,249	2,214

Expenses:
Operating (Note F)	1,182	1,281
General and administrative	156	219
Depreciation	555	447
Interest	143	250
Property taxes	215	215
Total expenses	2,251	2,412

Casualty gain (Note F)	603	117

Net income (loss) (Note C)	$ 601	$ (81)

Net income (loss) allocated to general partners (6.9%)	$ 41	$ (6)

Net income (loss) allocated to limited partners (93.1%)	560	(75)

	$ 601	$ (81)

Net income (loss) per limited partnership unit	$ 4.31	$ (0.58)

Distributions per limited partnership unit	$ --	$ 3.62

                             CENTURY PROPERTIES FUND XVI

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2007	129,942	$(3,828)	$ 1,966	$(1,862)

Abandonment of limited partnership	(63)	--	--	--
units (Note A)

Distributions to partners	--	(10)	(470)	(480)

Net loss for the year ended
December 31, 2008	--	(6)	(75)	(81)

Partners (deficiency) capital at
December 31, 2008	129,879	(3,844)	1,421	(2,423)

Abandonment of limited partnership
units (Note A)	(38)	--	--	--

Net income for the year ended
December 31, 2009	--	41	560	601

Partners’ (deficiency) capital at
December 31, 2009	129,841	$(3,803)	$ 1,981	$(1,822)

                             CENTURY PROPERTIES FUND XVI

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 601	$ (81)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	555	447
Amortization of loan costs	31	32
Casualty gain	(603)	(117)
Change in accounts:
Receivables and deposits	4	(3)
Other assets	1	(3)
Accounts payable	(26)	33
Accrued property taxes	--	21
Tenant security deposit liabilities	(1)	9
Other liabilities	5	(32)
Due to affiliates	(16)	17
Net cash provided by operating activities	551	323

Cash flows from investing activities:
Property improvements and replacements	(1,537)	(458)
Insurance proceeds received	648	120
Net cash used in investing activities	(889)	(338)

Cash flows from financing activities:
Distributions to partners	--	(480)
Advances from affiliate	1,290	--
Payments on advances from affiliate	(890)	--
Net cash provided by (used in) financing activities	400	(480)

Net increase (decrease) in cash and cash equivalents	62	(495)

Cash and cash equivalents at beginning of year	36	531

Cash and cash equivalents at end of year	$ 98	$ 36

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 116	$ 237

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 14	$ 809

Included in property improvements and replacements for the year ended December 31, 2008 are approximately $15,000 of property improvements and replacements which were included in accounts payable at December 31, 2007.

                             CENTURY PROPERTIES FUND XVI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVI (the "Partnership" or "Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties.  The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 2009, the Partnership operates one residential apartment complex located in Texas. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

Subsequent Events:  The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $64,000 and $4,000 at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Abandoned Units: During the years ended December 31, 2009 and 2008, the number of limited partnership units (the “Units”) decreased by 38 and 63 Units, respectively, due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 129,879 and 129,942 Units outstanding for 2009 and 2008, respectively.

Deferred Costs: Loan costs of approximately $94,000 at both December 31, 2009 and 2008, less accumulated amortization of approximately $70,000 and $39,000 at December 31, 2009 and 2008, respectively, are included in other assets and are amortized over the term of the related loan agreement. Amortization of loan costs is included in interest expense and was approximately $31,000 and $32,000 for the years ended December 31, 2009 and 2008, respectively. Amortization expense is expected to be approximately $24,000 for 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress.  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. No such costs were capitalized during the years ended December 31, 2009 and 2008. Capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ended December 31, 2009 and 2008.

Recent Accounting Pronouncement:In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2009, the Partnership believes that the carrying amount of its financial instruments approximated their fair value due to the short-term maturity of these instruments.

Advertising Costs: The Partnership expenses the costs of advertising as incurred.  Advertising expense was approximately $82,000 and $89,000 for the years ended December 31, 2009 and 2008, respectively, and is included in operating expenses.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal
	Balance at				Principal
	December 31,		Interest	Maturity	Balance
Property	2009	2008	Rate	Date	Due at Maturity
	(in thousands)				(in thousands)
Woods of Inverness
Apartments	$5,878	$5,878	(1)	10/01/10	$5,878

(1)   Adjustable rate based on the one-month LIBOR rate plus 0.78%. The rate at December 31, 2009 was 1.02%.

The mortgage indebtedness encumbering Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010. AIMCO Properties, L.P. has the option to extend the Secured Credit Facility by two one-year extensions if no event of default exists under the Secured Credit Facility. The mortgage requires monthly payments of interest only beginning on November 1, 2007, through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.02% per annum at December 31, 2009) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing. The Managing General Partner currently intends to refinance the Partnership’s mortgage indebtedness prior to its maturity on October 1, 2010 otherwise the term of the Secured Credit Facility will be extended.

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

Differences between the net income (loss) as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands except per unit data):

	2009	2008

Net income (loss) as reported	$ 601	$ (81)
(Deduct) add:
Unearned revenue	6	(5)
Depreciation differences	270	298
Miscellaneous	46	(165)
Casualty gain/loss	(603)	--

Federal taxable income	$ 320	$ 47

Federal taxable income per limited
partnership unit	$ 2.30	$ 0.34

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2009	2008

Net liabilities as reported	$(1,822)	$(2,423)
Land and buildings	(9,777)	(9,773)
Accumulated depreciation	8,433	8,279
Syndication and distribution costs	8,258	8,258
Other	71	501

Net assets - Federal tax basis	$ 5,163	$ 4,842

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $111,000 and $108,000 for the years ended December 31, 2009 and 2008 respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $60,000 and $116,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses. At December 31, 2008, approximately $17,000 of reimbursements of accountable administrative expenses remained unpaid and were included in due to affiliates. No such amounts were owed at December 31, 2009.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2009 and 2008 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $1,290,000 to fund real estate taxes and reconstruction resulting from the casualty discussed in Note F at Woods of Inverness Apartments. There were no such advances made or owed during the year ended December 31, 2008. Interest is charged at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense amounted to approximately $43,000 for the year ended December 31, 2009. During the year ended December 31, 2009, the Partnership repaid advances and associated accrued interest of approximately $932,000 with cash from operations and insurance proceeds. At December 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $401,000, and is included in due to affiliates. There were no advances or associated accrued interest due to AIMCO Properties, L.P. at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $73,000 to fund real estate taxes at Woods of Inverness Apartments.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $75,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 Units in the Partnership representing 65.40% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.40% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Woods of Inverness
Apartments	$ 5,878	$ 1,292	$10,305	$ 1,847

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)

Woods of
Inverness
Apartments	$ 905	$12,539	$13,444	$ 8,819	07/82	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2009	2008
	(in thousands)
Investment Property

Balance at beginning of year	$12,834	$11,835
Property improvements	742	1,252
Disposal of property	(132)	(253)
Balance at end of year	$13,444	$12,834

Accumulated Depreciation

Balance at beginning of year	$ 8,380	$ 8,154
Additions charged to expense	555	447
Disposal of property	(116)	(221)
Balance at end of year	$ 8,819	$ 8,380

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2009 and 2008 is approximately $3,667,000 and $3,061,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $386,000 and $101,000, respectively.

Note F – Casualty Events

In September 2008, Woods of Inverness Apartments sustained damages from Hurricane Ike. The damages were estimated to be approximately $595,000, including clean up costs of approximately $62,000, which had been incurred as of December 31, 2008. During the year ended December 31, 2008, the Partnership removed approximately $29,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the year ended December 31, 2009, the estimate of the damages was revised to approximately $896,000, including the clean up costs incurred as of December 31, 2008 of approximately $62,000. As a result of the change in estimated damages, the Partnership removed approximately $16,000 of additional undepreciated damaged assets. During the year ended December 31, 2009, the Partnership recognized a casualty gain of approximately $603,000 as a result of the receipt of insurance proceeds of approximately $648,000, partially offset by the write off of undepreciated damaged assets of approximately $45,000, of which approximately $29,000 was removed during the year ended December 31, 2008. For the year ended December 31, 2008, the clean up costs were included in operating expenses.

In October 2006, there was a fire at Woods of Inverness Apartments, causing damage to eight units. During 2006, the Partnership estimated damages to be approximately $675,000.  This estimate was revised during 2007 to approximately $519,000 and was revised again during the year ended December 31, 2008 to approximately $553,000.  The Partnership received insurance proceeds of approximately $250,000 during 2006, which were held on deposit in a restricted escrow with the mortgage lender and released to the Partnership during 2007. During 2006, the Partnership recognized a casualty gain of approximately $191,000 as a result of the receipt of insurance proceeds of approximately $250,000, partially offset by the write off of undepreciated damaged assets of approximately $59,000. During 2007, the Partnership received additional insurance proceeds related to this casualty of approximately $173,000. The Partnership recognized an additional casualty gain of approximately $187,000 during 2007 as a result of the receipt of insurance proceeds of approximately $173,000 and a change in the previous write off of undepreciated damaged assets of approximately $14,000. During the year ended December 31, 2008, the Partnership received additional insurance proceeds of approximately $120,000. The Partnership recognized an additional casualty gain of approximately $117,000 for the year ended December 31, 2008, as a result of the receipt of insurance proceeds, partially offset by the write off of additional undepreciated damaged assets of approximately $3,000.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants.  The remaining two arbitrations will take place in April 2010.  The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Capital Management Corporation during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2009.

Name of		Percentage
Beneficial Owner	Number of Units	of Class

AIMCO Bethesda Holdings Inc.
(an affiliate of AIMCO)	84,909.69	65.40%

AIMCO Bethesda Holdings Inc. is indirectly ultimately controlled by AIMCO.  Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $111,000 and $108,000 for the years ended December 31, 2009 and 2008 respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $60,000 and $116,000 for the years ended December 31, 2009 and 2008, respectively, which is included in general and administrative expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2008, approximately $17,000 of reimbursement of accountable administrative expenses remain unpaid and is included in due to affiliates. No such amounts were owed at December 31, 2009.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2009 and 2008 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $1,290,000 to fund real estate taxes and reconstruction resulting from the casualty discussed in Note F to the financial statements included in “Item 8. Financial Statements and Supplementary Data”. There were no such advances made or owed during the year ended December 31, 2008. Interest is charged at the prime rate plus 2% (5.25% at December 31, 2009). Interest expense amounted to approximately $43,000 for the year ended December 31, 2009. During the year ended December 31, 2009, the Partnership repaid advances and associated accrued interest of approximately $932,000 with cash from operations and insurance proceeds. At December 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $401,000, and is included in due to affiliates. There were no advances or associated accrued interest due to AIMCO Properties, L.P. at December 31, 2008. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $73,000 to fund real estate taxes.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $75,000 and $51,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 Units in the Partnership representing 65.40% of the outstanding Units at December 31, 2009.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.40% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $38,000 and $42,000 for 2009 and 2008, respectively.   Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $5,000 and $11,000 for 2009 and 2008, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements of the Partnership are included in Item 8:

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

Consolidated Statements of Changes in Partners’ (Deficiency) Capital for the years ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 29, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2010
Stephen B. Waters	Accounting

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