Form 10-Q
period 2010-03-31
CENTURY PROPERTIES FUND XVI
filed 2010-05-14
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 49	$ 98
Receivables and deposits	69	39
Other assets	185	90
Investment property:
Land	905	905
Buildings and related personal property	12,590	12,539
	13,495	13,444
Less accumulated depreciation	(8,965)	(8,819)
	4,530	4,625
	$ 4,833	$ 4,852
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 184	$ 32
Accrued property taxes	60	215
Tenant security deposit liabilities	42	43
Other liabilities	75	105
Due to affiliates (Note B)	450	401
Mortgage note payable	5,878	5,878
	6,689	6,674

Partners' (Deficiency) Capital
General partners	(3,805)	(3,803)
Limited partners (129,841 units issued and
outstanding)	1,949	1,981
	(1,856)	(1,822)
	$ 4,833	$ 4,852

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Rental income	$ 483	$ 490
Other income	75	71
Total revenues	558	561

Expenses:
Operating	317	286
General and administrative	38	53
Depreciation	146	134
Interest	28	36
Property taxes	63	57
Total expenses	592	566

Net loss	$ (34)	$ (5)

Net loss allocated to general partners (6.9%)	$ (2)	$ --
Net loss allocated to limited partners (93.1%)	(32)	(5)

	$ (34)	$ (5)

Net loss per limited partnership unit	$ (.25)	$ (.04)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2009	129,841	$(3,803)	$ 1,981	$(1,822)

Net loss for the three months
ended March 31, 2010	--	(2)	(32)	(34)

Partners' (deficiency) capital
at March 31, 2010	129,841	$(3,805)	$ 1,949	$(1,856)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (34)	$ (5)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	146	134
Amortization of loan costs	8	8
Bad debt expense	6	15
Change in accounts:
Receivables and deposits	(36)	(14)
Other assets	(103)	(100)
Accounts payable	157	121
Accrued property taxes	(155)	(159)
Tenant security deposit liabilities	(1)	1
Other liabilities	(30)	7
Due to affiliates	2	35
Net cash (used in) provided by operating activities	(40)	43

Cash flows used in investing activities:
Property improvements and replacements	(56)	(1,274)

Cash flows from financing activities:
Advances from affiliate	73	1,290
Payment on advances from affiliate	(26)	--
Net cash provided by financing activities	47	1,290

Net (decrease) increase in cash and cash equivalents	(49)	59
Cash and cash equivalents at beginning of period	98	36

Cash and cash equivalents at end of period	$ 49	$ 95

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 19	$ 23
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 9	$ 70

Included in property improvements and replacements for the three months ended March 31, 2010 and 2009 are approximately $14,000 and $809,000 of property improvements and replacements which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $27,000 and $28,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $16,000 and $25,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the three months ended March 31, 2010 and 2009 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2010 and 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $73,000 and $1,290,000, respectively, to fund real estate taxes and reconstruction resulting from the casualty discussed in Note C at Woods of Inverness Apartments. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2010). Interest expense amounted to approximately $6,000 and $10,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Partnership repaid advances and associated accrued interest of approximately $30,000 with cash from operations. No such payments were made during the three months ended March 31, 2009. At March 31, 2010 and December 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $450,000 and $401,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $72,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $75,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Event

In September 2008, Woods of Inverness Apartments sustained damages from Hurricane Ike. The damages were estimated to be approximately $595,000, including clean up costs of approximately $62,000, which had been incurred as of December 31, 2008. During the year ended December 31, 2008, the Partnership removed approximately $29,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the year ended December 31, 2009, the estimate of the damages was revised to approximately $896,000, including the clean up costs incurred as of December 31, 2008 of approximately $62,000. As a result of the change in estimated damages, the Partnership removed approximately $16,000 of additional undepreciated damaged assets and recorded an additional corresponding receivable for the estimated insurance proceeds during the three months ended March 31, 2009. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $648,000 and recognized a casualty gain of approximately $603,000, none of which was recognized during the three months ended March 31, 2009.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short-term maturity of these instruments, which includes the mortgage encumbering Woods of Inverness Apartments.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results.  The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Woods of Inverness Apartments	94%	96%
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

Results of Operations

The Partnership recognized net losses of approximately $34,000 and $5,000 for the three months ended March 31, 2010 and 2009, respectively.  The increase in net loss is primarily due to an increase in total expenses. Total revenues remained relatively constant for the comparable periods.

Total expenses increased due to increases in operating, depreciation and property tax expenses, partially offset by decreases in general and administrative and interest expenses.  The increase in operating expenses is primarily due to increases in salaries and related benefits, advertising costs and insurance expense, as a result of an increase in hazard insurance premiums.  Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months.  Property tax expense increased primarily due to an increase in the tax rate at the property, partially offset by a decrease in the assessed value of Woods of Inverness Apartments.  Interest expense decreased primarily as a result of a lower variable interest rate on the mortgage encumbering the property and a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower average outstanding balance.

The decrease in general and administrative expenses for the three months ended March 31, 2010 is primarily due to a decrease in reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In September 2008, Woods of Inverness Apartments sustained damages from Hurricane Ike. The damages were estimated to be approximately $595,000, including clean up costs of approximately $62,000, which had been incurred as of December 31, 2008. During the year ended December 31, 2008, the Partnership removed approximately $29,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. During the year ended December 31, 2009, the estimate of the damages was revised to approximately $896,000, including the clean up costs incurred as of December 31, 2008 of approximately $62,000. As a result of the change in estimated damages, the Partnership removed approximately $16,000 of additional undepreciated damaged assets and recorded an additional corresponding receivable for the estimated insurance proceeds during the three months ended March 31, 2009. During the year ended December 31, 2009, the Partnership received insurance proceeds of approximately $648,000 and recognized a casualty gain of approximately $603,000, none of which was recognized during the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $49,000, compared to approximately $98,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $49,000 due to approximately $40,000 and $56,000 of cash used in operating and investing activities, respectively, partially offset by approximately $47,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate, partially offset by repayment of advances received from an affiliate of the Managing General Partner.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2010 and 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $73,000 and $1,290,000, respectively, to fund real estate taxes and reconstruction resulting from the casualty discussed above at Woods of Inverness Apartments. Interest is charged at the prime rate plus 2% (5.25% at March 31, 2010). Interest expense amounted to approximately $6,000 and $10,000 for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Partnership repaid advances and associated accrued interest of approximately $30,000 with cash from operations. No such payments were made during the three months ended March 31, 2009. At March 31, 2010 and December 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $450,000 and $401,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2010, the Partnership completed approximately $51,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of countertops, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Woods of Inverness of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company, which has a maturity of October 1, 2010. AIMCO Properties, L.P. has the option to extend the Secured Credit Facility by two one-year extensions if no event of default exists under the Secured Credit Facility. The mortgage requires monthly payments of interest only through the October 1, 2010 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.01% per annum at March 31, 2010) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing. The Managing General Partner currently intends to refinance the Partnership’s mortgage indebtedness prior to its maturity on October 1, 2010, otherwise the term of the Secured Credit Facility will be extended.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the amounts payable to affiliates of the Managing General Partner at March 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 limited partnership units (the "Units") in the Partnership representing 65.40% of the outstanding Units at March 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.40% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims.  The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: May 14, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 14, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

CENTURY PROPERTIES FUND XVI

EXHIBIT INDEX

Exhibit Number    Description of Exhibit

     2.5         Master Indemnity Agreement incorporated by reference to Exhibit 2.5 to the Partnership’s Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

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