Form 10-Q
period 2010-09-30
CENTURY PROPERTIES FUND XVI
filed 2010-11-12
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 24	$ 98
Receivables and deposits	92	39
Other assets	117	90
Investment property:
Land	905	905
Buildings and related personal property	12,707	12,539
	13,612	13,444
Less accumulated depreciation	(9,263)	(8,819)
	4,349	4,625
	$ 4,582	$ 4,852
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 73	$ 32
Accrued property taxes	174	215
Tenant security deposit liabilities	42	43
Other liabilities	80	105
Due to affiliates (Note B)	324	401
Mortgage note payable (Note E)	5,878	5,878
	6,571	6,674

Partners' (Deficiency) Capital
General partners	(3,814)	(3,803)
Limited partners (129,841 units issued and
outstanding)	1,825	1,981
	(1,989)	(1,822)
	$ 4,582	$ 4,852

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 467	$ 498	$ 1,402	$ 1,484
Other income	59	71	224	218
Total revenues	526	569	1,626	1,702

Expenses:
Operating	361	324	979	883
General and administrative	38	36	118	121
Depreciation	149	134	444	411
Interest	40	35	99	114
Property taxes	34	53	153	161
Total expenses	622	582	1,793	1,690

Casualty gain (Note C)	--	--	--	600

Net (loss) income	$ (96)	$ (13)	$ (167)	$ 612

Net (loss) income allocated to
general partners (6.9%)	$ (6)	$ (1)	$ (11)	$ 42
Net (loss) income allocated to
limited partners (93.1%)	(90)	(12)	(156)	570

	$ (96)	$ (13)	$ (167)	$ 612

Net (loss) income per limited
partnership unit	$ (0.69)	$ (0.09)	$ (1.20)	$ 4.39

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2009	129,841	$(3,803)	$ 1,981	$(1,822)

Net loss for the nine months
ended September 30, 2010	--	(11)	(156)	(167)

Partners' (deficiency) capital
at September 30, 2010	129,841	$(3,814)	$ 1,825	$(1,989)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$ (167)	$ 612
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	444	411
Amortization of loan costs	23	23
Casualty gain	--	(600)
Bad debt expense	36	36
Change in accounts:
Receivables and deposits	(89)	(32)
Other assets	(24)	(32)
Accounts payable	30	(1)
Accrued property taxes	(41)	(54)
Tenant security deposit liabilities	(1)	--
Due to affiliates	6	(15)
Other liabilities	(25)	(2)
Net cash provided by operating activities	192	346

Cash flows from investing activities:
Property improvements and replacements	(157)	(1,474)
Insurance proceeds received	--	645
Net cash used in investing activities	(157)	(829)

Cash flows from financing activities:
Advances from affiliate	121	1,290
Payments on advances from affiliate	(204)	(800)
Loan costs paid	(26)	--
Net cash (used in) provided by financing activities	(109)	490

Net (decrease) increase in cash and cash equivalents	(74)	7

Cash and cash equivalents at beginning of period	98	36

Cash and cash equivalents at end of period	$ 24	$ 43

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 63	$ 93

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 25	$ 7

Included in property improvements and replacements for the nine months ended September 30, 2010 and 2009 are approximately $14,000 and $809,000 of property improvements and replacements, respectively, which were included in accounts payable at December 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $79,000 and $84,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $49,000 and $47,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses. At September 30, 2010, approximately $5,000 of reimbursement of accountable administrative expenses remain unpaid and are included in due to affiliates. There were no such amounts owed at December 31, 2009.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the nine months ended September 30, 2010 and 2009 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2010 and 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $121,000 and $1,290,000, respectively, to fund real estate taxes, a fee to extend the maturity date of the mortgage encumbering the property and reconstruction resulting from the casualty discussed in Note C at Woods of Inverness Apartments. Interest is charged at the prime rate plus 2% (5.25% at September 30, 2010). Interest expense amounted to approximately $17,000 and $37,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $220,000 and $835,000, respectively. At September 30, 2010 and December 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $319,000 and $401,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $76,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $75,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

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

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for the mortgage note payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage note payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At September 30, 2010, the fair value of the Partnership's variable rate mortgage note payable at the Partnership's incremental borrowing rate approximated its carrying value.

Note E – Mortgage Note Payable

The mortgage indebtedness encumbering Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) which had a maturity date of October 1, 2010. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011.  In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $26,000 of which was allocated to the Partnership and capitalized during the nine months ended September 30, 2010 and is included in other assets.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Woods of Inverness Apartments	93%	95%
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

Results of Operations

The Partnership recognized net losses of approximately $96,000 and $167,000 for the three and nine months ended September 30, 2010, respectively, compared to a net loss of approximately $13,000 for the three months ended September 30, 2009 and net income of approximately $612,000 for the nine months ended September 30, 2009.

The increase in net loss for the three months ended September 30, 2010 is due to an increase in total expenses and a decrease in total revenues. The increase in net loss for the nine months ended September 30, 2010 is due to an increase in total expenses, a decrease in total revenues and the recognition of a casualty gain in 2009.

Total expenses increased for the three months ended September 30, 2010 due to increases in operating, depreciation and interest expenses, partially offset by a decrease in property tax expense. Total expenses increased for the nine months ended September 30, 2010 due to increases in operating and depreciation expenses, partially offset by decreases in interest and property tax expenses. General and administrative expenses remained relatively constant for both the three and nine months ended September 30, 2010. Operating expenses increased for both periods due to increases in advertising costs, consulting fees related to a successful real estate tax appeal and contract services at the property. Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months. Interest expense increased for the three months ended September 30, 2010 due to interest incurred in connection with the escheatment of unclaimed distributions during 2010, partially offset by a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower average balance outstanding during the period. Interest expense decreased for the nine months ended September 30, 2010 due to a decrease in interest on advances from an affiliate of the Managing General Partner as a result of a lower average balance outstanding during the period, partially offset by interest incurred in connection with the escheatment of unclaimed distributions during 2010. Property tax expense decreased for both periods due to the receipt of refunds during the third quarter of 2010 related to 2009 tax appeals, partially offset by an increase in property tax expense due to a higher tax rate at Woods of Inverness Apartments.

Included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Total revenues decreased for the three months ended September 30, 2010 due to decreases in both rental and other income. Total revenues decreased for the nine months ended September 30, 2010 primarily due to a decrease in rental income. Other income remained relatively constant for the nine months ended September 30, 2010. The decrease in rental income for both the three and nine months ended September 30, 2010 is primarily due to a decrease in occupancy and the average rental rate at the Partnership’s investment property. The decrease in other income for the three months ended September 30, 2010 is due to decreases in tenant utility reimbursements and lease cancellation fees at the property.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $24,000, compared to approximately $98,000 at December 31, 2009.  Cash and cash equivalents decreased approximately $74,000 due to approximately $157,000 and $109,000 of cash used in investing and financing activities, respectively, partially offset by approximately $192,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of repayment of advances received from an affiliate and loan costs paid, partially offset by advances received from an affiliate of the Managing General Partner.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2010 and 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $121,000 and $1,290,000, respectively, to fund real estate taxes, a fee to extend the maturity date of the mortgage encumbering the property and reconstruction resulting from the casualty discussed above at Woods of Inverness Apartments. Interest is charged at the prime rate plus 2% (5.25% at September 30, 2010). Interest expense amounted to approximately $17,000 and $37,000 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $220,000 and $835,000, respectively. At September 30, 2010 and December 31, 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $319,000 and $401,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2010, the Partnership completed approximately $168,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of countertops and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts due to affiliates) of the Partnership. The mortgage indebtedness encumbering Woods of Inverness of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company. The Secured Credit Facility had an original maturity date of October 1, 2010 and AIMCO Properties, L.P. had the option to extend the Secured Credit Facility by two one-year extensions if no event of default existed under the Secured Credit Facility. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. The mortgage requires monthly payments of interest only through the October 1, 2011 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.04% per annum at September 30, 2010) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing. The Managing General Partner is currently working to refinance the Partnership’s mortgage indebtedness. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner at September 30, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 limited partnership units (the "Units") in the Partnership representing 65.40% of the outstanding Units at September 30, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.40% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO its sole stockholder.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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