Form 10-K
period 2010-12-31
CENTURY PROPERTIES FUND XVI
filed 2011-03-25
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Woods of Inverness
Apartments	$13,673	$ 9,415	5-30 yrs	S/L	$ 3,224

See "Note A – Organization and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2010	Rate	Amortized	Date	Maturity (3)
	(in thousands)				(in thousands)

Woods of Inverness
Apartments	$5,878	(1)	(2)	10/01/11	$5,878

(1)   Adjustable rate based on the one-month LIBOR rate plus 0.78%. The rate at December 31, 2010 was 1.04%.

(2)   Interest only payments.

(3)   See “Note B – Mortgage Note Payable” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for other specific details about the loan.

The mortgage indebtedness encumbering Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company. The Secured Credit Facility had an original maturity date of October 1, 2010 and AIMCO Properties, L.P. had the option to extend the Secured Credit Facility by two one-year extensions if no event of default existed under the Secured Credit Facility. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $26,000 of which was allocated to the Partnership and capitalized during the year ended December 31, 2010 and is included in other assets on the consolidated balance sheet at December 31, 2010. The mortgage requires monthly payments of interest only through the October 1, 2011 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.04% per annum at December 31, 2010) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing. The Managing General Partner is currently working to refinance the Partnership’s mortgage indebtedness prior to its October 1, 2011 maturity; otherwise the term of the Secured Credit Facility may be extended for one additional year.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2010 and 2009 for the Partnership's property were as follows:

	Average Annual		Average Annual
	Rental Rate		Occupancy
	(per unit)
Property	2010	2009	2010	2009

Woods of Inverness Apartments	$7,489	$7,811	93%	95%

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

Real Estate Taxes and Rate

Real estate taxes and rate in 2010 for the Partnership's property were as follows:

	2010	2010
	Billing	Rate
	(in thousands)
Woods of Inverness Apartments	$143	2.68%

Capital Improvements

During the year ended December 31, 2010, the Partnership completed approximately $229,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of fire safety equipment, countertops and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 129,799 Units outstanding held by 2,853 limited partners of record. Affiliates of the Managing General Partner owned 84,909.69 Units or 65.42% of the outstanding Units at December 31, 2010.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made to the partners during the years ended December 31, 2010 or 2009. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner at December 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2011 or subsequent periods.  See “Item 2. Property – Capital Improvements” for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 Units in the Partnership representing 65.42% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.42% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership recognized a net loss of approximately $140,000 for the year ended December 31, 2010, compared to net income of approximately $601,000 for the year ended December 31, 2009. The increase in net loss is primarily due to a decrease in total revenues, an increase in total expenses and the recognition of a casualty gain in 2009.

Total revenues decreased for the year ended December 31, 2010 primarily due to a decrease in rental income. Other income remained relatively constant for the comparable period. The decrease in rental income is primarily due to a decrease in occupancy and the average rental rate at the Partnership’s investment property.

Total expenses increased for the year ended December 31, 2010 due to increases in operating and depreciation expenses, partially offset by decreases in interest and property tax expenses.  General and administrative expenses remained relatively constant for the comparable period.  The increase in operating expenses is primarily due to increases in advertising costs, consulting fees related to a successful real estate tax appeal and contract services at the property. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months.  Interest expense decreased as a result of the lower variable interest rate on the mortgage encumbering the property and a decrease in interest on advances from an affiliate of the Managing General Partner, as a result of a lower average outstanding balance during the period, partially offset by interest incurred in connection with the escheatment of unclaimed distributions during 2010. Property tax expense decreased primarily due to a decrease in the assessed value of the property and the receipt of refunds during 2010 related to 2009 property tax appeals, partially offset by an increase in property tax expense due to a higher tax rate at Woods of Inverness Apartments.

Included in general and administrative expenses for the years ended December 31, 2010 and 2009 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $124,000, compared to approximately $98,000 at December 31, 2009.  Cash and cash equivalents increased approximately $26,000 due to approximately $375,000 of cash provided by operating activities, partially offset by approximately $240,000 and $109,000, respectively, of cash used in investing and financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of repayment of advances received from an affiliate and loan costs paid, partially offset by advances received from an affiliate of the Managing General Partner.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $121,000 and $1,290,000, respectively, to fund real estate taxes, a fee to extend the maturity date of the mortgage encumbering the property and reconstruction resulting from the casualty discussed above at Woods of Inverness Apartments. Interest is charged at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense amounted to approximately $21,000 and $43,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $220,000 and $932,000, respectively, with cash from operations and insurance proceeds. At December 31, 2010 and 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $323,000 and $401,000, respectively, and is included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership repaid $40,000 of outstanding advances and accrued interest with cash from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company. The Secured Credit Facility had an original maturity date of October 1, 2010 and AIMCO Properties, L.P. had the option to extend the Secured Credit Facility by two one-year extensions if no event of default existed under the Secured Credit Facility. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $26,000 of which was allocated to the Partnership and capitalized during the year ended December 31, 2010 and is included in other assets on the consolidated balance sheet at December 31, 2010. The mortgage requires monthly payments of interest only through the October 1, 2011 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.04% per annum at December 31, 2010) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing. The Managing General Partner is currently working to refinance the Partnership’s mortgage indebtedness prior to its October 1, 2011 maturity; otherwise the term of the Secured Credit Facility may be extended for one additional year. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no distributions made to the partners during the years ended December 31, 2010 or 2009. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner at December 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2011 or subsequent periods.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVI

We have audited the accompanying consolidated balance sheets of Century Properties Fund XVI as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United State s). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XVI at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 25, 2011

                             CENTURY PROPERTIES FUND XVI

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 124	$ 98
Receivables and deposits	94	39
Other assets	86	90
Investment property (Notes B, E and F):
Land	905	905
Buildings and related personal property	12,768	12,539
	13,673	13,444
Less accumulated depreciation	(9,415)	(8,819)
	4,258	4,625
	$ 4,562	$ 4,852

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 48	$ 32
Accrued property taxes	143	215
Tenant security deposit liabilities	41	43
Other liabilities	91	105
Due to affiliates (Note D)	323	401
Mortgage note payable (Note B)	5,878	5,878
	6,524	6,674
Partners' (Deficiency) Capital
General partners	(3,813)	(3,803)
Limited partners	1,851	1,981
	(1,962)	(1,822)
	$ 4,562	$ 4,852

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XVI

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2010	2009
Revenues:
Rental income	$ 1,834	$ 1,967
Other income	291	282
Total revenues	2,125	2,249

Expenses:
Operating	1,267	1,182
General and administrative	157	156
Depreciation	596	555
Interest	124	143
Property taxes	121	215
Total expenses	2,265	2,251

Casualty gain (Note F)	--	603

Net (loss) income (Note C)	$ (140)	$ 601

Net (loss) income allocated to general partners (6.9%)	$ (10)	$ 41
Net (loss) income allocated to limited partners (93.1%)	(130)	560

	$ (140)	$ 601

Net (loss) income per limited partnership unit	$ (1.00)	$ 4.31

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XVI

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2008	129,879	$(3,844)	$ 1,421	$(2,423)

Abandonment of limited partnership	(38)	--	--	--
units (Note A)

Net income for the year ended
December 31, 2009	--	41	560	601

Partners (deficiency) capital at
December 31, 2009	129,841	(3,803)	1,981	(1,822)

Abandonment of limited partnership
units (Note A)	(42)	--	--	--

Net loss for the year ended
December 31, 2010	--	(10)	(130)	(140)

Partners’ (deficiency) capital at
December 31, 2010	129,799	$(3,813)	$ 1,851	$(1,962)

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XVI

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$ (140)	$ 601
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	596	555
Amortization of loan costs	30	31
Casualty gain	--	(603)
Bad debt expense	54	43
Change in accounts:
Receivables and deposits	(109)	(39)
Other assets	--	1
Accounts payable	27	(26)
Accrued property taxes	(72)	--
Tenant security deposit liabilities	(2)	(1)
Other liabilities	(14)	5
Due to affiliates	5	(16)
Net cash provided by operating activities	375	551

Cash flows from investing activities:
Property improvements and replacements	(240)	(1,537)
Insurance proceeds received	--	648
Net cash used in investing activities	(240)	(889)

Cash flows from financing activities:
Advances from affiliate	121	1,290
Payments on advances from affiliate	(204)	(890)
Loan costs paid	(26)	--
Net cash (used in) provided by financing activities	(109)	400

Net increase in cash and cash equivalents	26	62

Cash and cash equivalents at beginning of year	98	36

Cash and cash equivalents at end of year	$ 124	$ 98

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 89	$ 116

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts
payable	$ 3	$ 14

Included in property improvements and replacements for the year ended December 31, 2009 are approximately $809,000 of property improvements and replacements which were included in accounts payable at December 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XVI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2010

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XVI (the "Partnership" or "Registrant") is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties.  The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"). As of December 31, 2010, the Partnership operates one residential apartment complex located in Texas. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

Subsequent Events:  The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Reclassifications: Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $85,000 and $64,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Abandoned Units: During the years ended December 31, 2010 and 2009, the number of limited partnership units (the “Units”) decreased by 42 and 38 Units, respectively, due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Net (Loss) Income Per Limited Partnership Unit: Net (loss) income per Limited Partnership Unit is computed by dividing net (loss) income allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 129,841 and 129,879 Units outstanding for 2010 and 2009, respectively.

Deferred Costs: Loan costs of approximately $120,000 at December 31, 2010 and approximately $94,000 at December 31, 2009, less accumulated amortization of approximately $100,000 and $70,000 at December 31, 2010 and 2009, respectively, are included in other assets and are amortized over the term of the related loan agreement. Amortization of loan costs is included in interest expense and was approximately $30,000 and $31,000 for the years ended December 31, 2010 and 2009, respectively. Amortization expense is expected to be approximately $20,000 for 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress.The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2010 and 2009. Capitalized costs are depreciated over the estimated useful life of the asset.  The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ended December 31, 2010 and 2009.

Fair Value of Financial Instruments: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short-term maturity of these instruments.

Advertising Costs: The Partnership expenses the costs of advertising as incurred.  Advertising expense was approximately $112,000 and $82,000 for the years ended December 31, 2010 and 2009, respectively, and is included in operating expenses.

Segment Reporting: ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Mortgage Note Payable

The terms of the mortgage note payable are as follows:

	Principal
	Balance at				Principal
	December 31,		Interest	Maturity	Balance
Property	2010	2009	Rate	Date	Due at Maturity
	(in thousands)				(in thousands)
Woods of Inverness
Apartments	$5,878	$5,878	(1)	10/01/11	$5,878

(1)   Adjustable rate based on the one-month LIBOR rate plus 0.78%. The rate at December 31, 2010 was 1.04%.

The mortgage indebtedness encumbering Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company. The Secured Credit Facility had an original maturity date of October 1, 2010 and AIMCO Properties, L.P. had the option to extend the Secured Credit Facility by two one-year extensions if no event of default existed under the Secured Credit Facility. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $26,000 of which was allocated to the Partnership and capitalized during the year ended December 31, 2010 and is included in other assets. The mortgage requires monthly payments of interest only through the October 1, 2011 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.04% per annum at December 31, 2010) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing. The Managing General Partner is currently working to refinance the Partnership’s mortgage indebtedness prior to its October 1, 2011 maturity; otherwise the term of the Secured Credit Facility may be extended for one additional year.

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

Differences between the net (loss) income as reported and Federal taxable income result primarily from depreciation over different methods and lives and on differing cost basis. The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands except per unit data):

	2010	2009

Net (loss) income as reported	$ (140)	$ 601
(Deduct) add:
Unearned revenue	2	6
Depreciation differences	303	270
Miscellaneous	(13)	46
Casualty gain	--	(603)

Federal taxable income	$ 152	$ 320

Federal taxable income per limited
partnership unit	$ 1.09	$ 2.30

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2010	2009

Net liabilities as reported	$(1,962)	$(1,822)
Land and buildings	(9,770)	(9,777)
Accumulated depreciation	8,736	8,433
Syndication and distribution costs	8,258	8,258
Other	53	71

Net assets - Federal tax basis	$ 5,315	$ 5,163

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $105,000 and $111,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $65,000 and $60,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2010 and 2009 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $121,000 and $1,290,000, respectively, to fund real estate taxes, a fee to extend the maturity date of the mortgage encumbering the property and reconstruction resulting from the casualty discussed in Note F. Interest is charged at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense amounted to approximately $21,000 and $43,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $220,000 and $932,000, respectively, with cash from operations and insurance proceeds. At December 31, 2010 and 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $323,000 and $401,000, respectively, and is included in due to affiliates on the consolidated balance sheets. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership repaid $40,000 of outstanding advances and accrued interest with cash from operations.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $87,000 and $75,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 Units in the Partnership representing 65.42% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.42% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Woods of Inverness
Apartments	$ 5,878	$ 1,292	$10,305	$ 2,076

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date	Depreciable
Description	Land	Property	Total	Depreciation	Acquired	Life
				(in thousands)

Woods of Inverness
Apartments	$ 905	$12,768	$13,673	$ 9,415	07/82	5-30 yrs

Reconciliation of "Investment Property and Accumulated Depreciation":

	Years Ended December 31,
	2010	2009
	(in thousands)
Investment Property

Balance at beginning of year	$13,444	$12,834
Property improvements	229	742
Disposal of property	--	(132)
Balance at end of year	$13,673	$13,444

Accumulated Depreciation

Balance at beginning of year	$ 8,819	$ 8,380
Additions charged to expense	596	555
Disposal of property	--	(116)
Balance at end of year	$ 9,415	$ 8,819

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2010 and 2009 is approximately $3,903,000 and $3,667,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2010 and 2009 is approximately $679,000 and $386,000, respectively.

Note F – Casualty Event

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

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Managing General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Capital Management Corporation during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2010.

Name of		Percentage
Beneficial Owner	Number of Units	of Class

AIMCO Bethesda Holdings Inc.
(an affiliate of AIMCO)	84,909.69	65.42%

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $105,000 and $111,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $65,000 and $60,000 for the years ended December 31, 2010 and 2009, respectively, which is included in general and administrative expenses on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2010 and 2009 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P. exceeded this limit and advanced the Partnership approximately $121,000 and $1,290,000, respectively, to fund real estate taxes, a fee to extend the maturity date of the mortgage encumbering the property and reconstruction resulting from the casualty discussed in Note F to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”. Interest is charged at the prime rate plus 2% (5.25% at December 31, 2010). Interest expense amounted to approximately $21,000 and $43,000 for the years ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $220,000 and $932,000, respectively, with cash from operations and insurance proceeds. At December 31, 2010 and 2009, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $323,000 and $401,000, respectively, and is included in due to affiliates on the consolidated balance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2010, the Partnership repaid $40,000 of outstanding advances and accrued interest with cash from operations.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $87,000 and $75,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 Units in the Partnership representing 65.42% of the outstanding Units at December 31, 2010.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.42% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $42,000 and $38,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $5,000 for each of the years 2010 and 2009.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)            The following consolidated financial statements of the Partnership are included in Item 8:

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

Consolidated Statements of Changes in Partners’ (Deficiency) Capital for the years ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

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

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 25, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 25, 2011
Stephen B. Waters	Accounting

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