Form 10-Q
period 2011-03-31
CENTURY PROPERTIES FUND XVI
filed 2011-05-12
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)

Assets
Cash and cash equivalents	$ 110	$ 124
Receivables and deposits	97	94
Other assets	166	86
Investment property:
Land	905	905
Buildings and related personal property	12,796	12,768
	13,701	13,673
Less accumulated depreciation	(9,565)	(9,415)
	4,136	4,258
	$ 4,509	$ 4,562
Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 170	$ 48
Accrued property taxes	59	143
Tenant security deposit liabilities	47	41
Other liabilities	73	91
Due to affiliates (Note B)	297	323
Mortgage note payable	5,878	5,878
	6,524	6,524

Partners' (Deficiency) Capital
General partners	(3,817)	(3,813)
Limited partners	1,802	1,851
	(2,015)	(1,962)
	$ 4,509	$ 4,562

Note: The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Rental income	$ 447	$ 483
Other income	67	75
Total revenues	514	558

Expenses:
Operating	298	317
General and administrative	38	38
Depreciation	153	146
Interest	26	28
Property taxes	59	63
Total expenses	574	592

Casualty gain (Note C)	7	--

Net loss	$ (53)	$ (34)

Net loss allocated to general partners (6.9%)	$ (4)	$ (2)
Net loss allocated to limited partners (93.1%)	(49)	(32)

	$ (53)	$ (34)

Net loss per limited partnership unit	$ (.38)	$ (.25)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	130,000	$ --	$65,000	$65,000

Partners' (deficiency) capital
at December 31, 2010	129,799	$(3,813)	$ 1,851	$(1,962)

Net loss for the three months
ended March 31, 2011	--	(4)	(49)	(53)

Partners' (deficiency) capital
at March 31, 2011	129,799	$(3,817)	$ 1,802	$(2,015)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (53)	$ (34)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	153	146
Amortization of loan costs	6	8
Casualty gain	(7)	--
Change in accounts:
Receivables and deposits	(3)	(30)
Other assets	(86)	(103)
Accounts payable	113	157
Accrued property taxes	(84)	(155)
Tenant security deposit liabilities	6	(1)
Other liabilities	(18)	(30)
Due to affiliates	5	2
Net cash provided by (used in) operating activities	32	(40)

Cash flows from investing activities:
Property improvements and replacements	(22)	(56)
Insurance proceeds received	7	--
Net cash used in investing activities	(15)	(56)

Cash flows from financing activities:
Advances from affiliate	--	73
Payment on advances from affiliate	(31)	(26)
Net cash (used in) provided by financing activities	(31)	47

Net decrease in cash and cash equivalents	(14)	(49)
Cash and cash equivalents at beginning of period	124	98

Cash and cash equivalents at end of period	$ 110	$ 49

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 24	$ 19
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 12	$ 9

Included in property improvements and replacements for the three months ended March 31, 2011 and 2010 are approximately $3,000 and $14,000 of property improvements and replacements which were included in accounts payable at December 31, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $25,000 and $27,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $16,000 for both of the three months ended March 31, 2011 and 2010, which is included in general and administrative expenses. At March 31, 2011, approximately $10,000 of these reimbursements remain unpaid and are included in due to affiliates. There were no such amounts owed at December 31, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the three months ended March 31, 2011 and 2010 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $73,000 to fund real estate taxes at the Partnership’s investment property. No such advances were made during the three months ended March 31, 2011.  Interest is charged at the prime rate plus 2% (5.25% at March 31, 2011). Interest expense amounted to approximately $4,000 and $6,000 for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $40,000 and $30,000, respectively, with cash from operations. At March 31, 2011 and December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $287,000 and $323,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $55,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $87,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Casualty Event

In January 2011, one apartment unit was damaged by a grease fire.  The damages were approximately $7,000. During the three months ended March 31, 2011, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000, partially offset by the write off of undepreciated damaged assets of less than $1,000.

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximates their fair value due to the short-term maturity of these instruments.

Note E – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Woods of Inverness Apartments	91%	94%
Houston, Texas

The Partnership attributes the decrease in occupancy at Woods of Inverness Apartments to fewer qualified applicants.

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

Results of Operations

The Partnership recognized net losses of approximately $53,000 and $34,000 for the three months ended March 31, 2011 and 2010, respectively.  The increase in net loss is primarily due to a decrease in total revenues, partially offset by a decrease in total expenses and the recognition of a casualty gain in 2011.

Total revenues decreased for the three months ended March 31, 2011 due to decreases in both rental and other income. The decrease in rental income is primarily due to a decrease in occupancy and the average rental rate at the Partnership’s investment property.  The decrease in other income is primarily due to decreases in resident utility reimbursements and late charges, partially offset by increases in pet fees and cleaning and damage fees at Woods of Inverness Apartments.

Total expenses decreased due to a decrease in operating expenses, partially offset by an increase in depreciation expense. General and administrative, property tax and interest expenses remained relatively constant for the comparable periods. Operating expenses decreased due to decreases in salaries and related benefits, utilities and consulting fees related to a successful real estate tax appeal at the property. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months.

Included in general and administrative expenses for the three months ended March 31, 2011 and 2010 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In January 2011, one apartment unit was damaged by a grease fire.  The damages were approximately $7,000.  During the three months ended March 31, 2011, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000, partially offset by the write off of undepreciated damaged assets of less than $1,000.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $110,000, compared to approximately $124,000 at December 31, 2010.  Cash and cash equivalents decreased approximately $14,000 due to approximately $31,000 and $15,000 of cash used in financing and investing activities, respectively, partially offset by approximately $32,000 of cash provided by operating activities. Cash used in financing activities consisted of repayment of advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $73,000 to fund real estate taxes at the Partnership’s investment property. No such advances were made during the three months ended March 31, 2011.  Interest is charged at the prime rate plus 2% (5.25% at March 31, 2011). Interest expense amounted to approximately $4,000 and $6,000 for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $40,000 and $30,000, respectively, with cash from operations. At March 31, 2011 and December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $287,000 and $323,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the three months ended March 31, 2011, the Partnership completed approximately $31,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of countertops, water and sewer upgrades, floor covering replacements and construction related to the fire damage discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company. The Secured Credit Facility had an original maturity date of October 1, 2010 and AIMCO Properties, L.P. had the option to extend the Secured Credit Facility by two one-year extensions if no event of default existed under the Secured Credit Facility. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $26,000 of which was allocated to the Partnership and capitalized during the year ended December 31, 2010 and is included in other assets. The mortgage requires monthly payments of interest only through the October 1, 2011 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.04% per annum at March 31, 2011) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The Secured Credit Facility provides mortgage loans on properties owned by other partnerships that are affiliated with the Managing General Partner. The Secured Credit Facility creates separate loans for each property that are not cross-collateralized or cross-defaulted with the other property loans. The loans are prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing. The Managing General Partner is currently working to refinance the Partnership’s mortgage indebtedness prior to its October 1, 2011 maturity; otherwise the term of the Secured Credit Facility may be extended for one additional year. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no distributions made to the partners during the three months ended March 31, 2011 or 2010. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis.  In light of the amounts payable to affiliates of the Managing General Partner at March 31, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 84,909.69 limited partnership units (the "Units") in the Partnership representing 65.42% of the outstanding Units at March 31, 2011.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.42% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of AIMCO, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on AIMCO and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO its sole stockholder.

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

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: May 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

CENTURY PROPERTIES FUND XVI

EXHIBIT INDEX

Exhibit Number    Description of Exhibit

     2.5         Master Indemnity Agreement incorporated by reference to Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

     3.4         Agreement of Limited Partnership incorporated by reference to Exhibit A to the Prospectus of the Registrant dated August 17, 1981 and thereafter supplemented June 25, 1979 included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-71473).

10.11       Deed of Trust, Security Agreement and Fixture Filing dated September 21, 2007 between Woods of Inverness CPF 16, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 21, 2007)

10.12       Secured Promissory Note dated September 21, 2007 between Woods of Inverness CPF 16, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 21, 2007)

10.13       Carveout Guarantee and Indemnity Agreement dated September 21, 2007 between AIMCO Properties, L.P., a Delaware limited partnership, and Transamerica Occidental Life Insurance Company, an Iowa corporation. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 21, 2007)

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