Form 10-Q
period 2011-06-30
CENTURY PROPERTIES FUND XVI
filed 2011-08-15
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2011	December 31, 2010

Assets
Cash and cash equivalents	$ 141	$ 124
Receivables and deposits	96	94
Other assets	127	86
Investment property:
Land	905	905
Buildings and related personal property	11,325	12,768
Total investment property	12,230	13,673
Less accumulated depreciation	(8,213)	(9,415)
Investment property, net	4,017	4,258
Total assets	$ 4,381	$ 4,562

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 45	$ 48
Accrued property taxes	70	143
Tenant security deposit liabilities	46	41
Other liabilities	70	91
Due to affiliates	291	323
Mortgage note payable	5,878	5,878
Total liabilities	6,400	6,524

Partners' (Deficiency) Capital
General partners	(3,817)	(3,813)
Limited partners	1,798	1,851
Total partners’ deficit	(2,019)	(1,962)
Total liabilities and partners’ deficit	$ 4,381	$ 4,562

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Revenues:
Rental income	$ 420	$ 452	$ 867	$ 935
Other income	72	90	139	165
Total revenues	492	542	1,006	1,100

Expenses:
Operating	269	301	567	618
General and administrative	40	42	78	80
Depreciation	150	149	303	295
Interest	26	31	52	59
Property taxes	11	56	70	119
Total expenses	496	579	1,070	1,171

Casualty gain	--	--	7	--

Net loss	$ (4)	$ (37)	$ (57)	$ (71)

Net loss allocated to general partners (6.9%)	$ --	$ (3)	$ (4)	$ (5)
Net loss allocated to limited partners (93.1%)	$ (4)	$ (34)	$ (53)	$ (66)

Net loss per limited partnership unit	$ (0.03)	$ (0.26)	$ (0.41)	$ (0.51)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(In thousands)

General

Partners

Limited

Partners

			Total

Partners' (deficiency) capital at December 31, 2010	$(3,813)	$ 1,851	$(1,962)

Net loss for the six months ended June 30, 2011	(4)	(53)	(57)

Partners' (deficiency) capital at June 30, 2011	$(3,817)	$ 1,798	$(2,019)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$ (57)	$ (71)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation	303	295
Amortization of loan costs	13	16
Casualty gain	(7)	--
Bad debt expense	13	31
Change in accounts:
Receivables and deposits	(15)	(62)
Other assets	(54)	(57)
Accounts payable	(6)	7
Accrued property taxes	(73)	(99)
Tenant security deposit liabilities	5	(2)
Due to affiliates	(1)	--
Other liabilities	(21)	(28)
Net cash provided by operating activities	100	30

Cash flows from investing activities:
Property improvements and replacements	(59)	(104)
Insurance proceeds received	7	--
Net cash used in investing activities	(52)	(104)

Cash flows from financing activities:
Advances from affiliate	--	73
Payments on advances from affiliate	(31)	(68)
Net cash provided by (used in) financing activities	(31)	5

Net increase (decrease) in cash and cash equivalents	17	(69)

Cash and cash equivalents at beginning of period	124	98

Cash and cash equivalents at end of period	$ 141	$ 29

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 39	$ 43

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$ 6	$ 4

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

At June 30, 2011 and December 31, 2010, the Partnership had outstanding 129,799 limited partnership units.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $49,000 and $53,000 for the six months ended June 30, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $30,000 and $33,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the six months ended June 30, 2011 and 2010 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $73,000 to fund real estate taxes at the Partnership’s investment property. No such advances were made during the six months ended June 30, 2011.  Interest is charged at the prime rate plus 2% (5.25% at June 30, 2011). Interest expense amounted to approximately $8,000 and $12,000 for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $40,000 and $80,000, respectively, with cash from operations. At June 30, 2011 and December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $291,000 and $323,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $15,000 to fund a loan extension fee at Woods of Inverness Apartments.

The Partnership insures its property up to certain limits through coverage provided by Aimco, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $55,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $87,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Casualty Event

In January 2011, one apartment unit was damaged by a grease fire.  The damages were approximately $7,000. During the six months ended June 30, 2011, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000, partially offset by the write off of undepreciated damaged assets of less than $1,000.

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

Note F – Investment Property

During the three months ended June 30, 2011, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $1,502,000 and accumulated depreciation of approximately $1,502,000.

Note G - Subsequent Event

The mortgage indebtedness encumbering Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) which had an original maturity date of October 1, 2010. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. On August 10, 2011, AIMCO Properties, L.P. exercised its option to further extend the maturity date of the Secured Credit Facility to October 1, 2012.  In addition, AIMCO Properties L.P. paid an extension fee of approximately $15,000 on behalf of the Partnership.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Woods of Inverness Apartments	89%	94%
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

Results of Operations

The Partnership recognized net losses of approximately $4,000 and $57,000 for the three and six months ended June 30, 2011, respectively, compared to net losses of approximately $37,000 and $71,000 for the three and six months ended June 30, 2010, respectively. The decrease in net loss for both periods is primarily due to a decrease in total expenses, partially offset by a decrease in total revenues.

Total revenues decreased for both the three and six months ended June 30, 2011 due to decreases in both rental and other income. The decrease in rental income is primarily due to a decrease in occupancy and the average rental rate at the Partnership’s investment property, partially offset by a decrease in bad debt expense.  The decrease in other income for both periods is primarily due to decreases in resident utility reimbursements, lease cancellation fees and late charges, partially offset by an increase in parking income at Woods of Inverness Apartments.

Total expenses decreased for the three months ended June 30, 2011 due to decreases in operating, interest and property tax expenses. General and administrative and depreciation expenses remained relatively constant for the comparable period. Total expenses decreased for the six months ended June 30, 2011 due to decreases in operating, interest and property tax expenses, partially offset by an increase in deprecation expense.  General and administrative expenses remained relatively constant for the comparable periods. Operating expenses decreased for the three months ended June 30, 2011 due to decreases in salaries and related benefits, utilities and marketing costs. Operating expenses decreased for the six months ended June 30, 2011 due to decreases in salaries and related benefits, utilities and contract services. Interest expense decreased for both periods due to a decrease in interest on advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of a decrease in the average outstanding advance balance. Property tax expense decreased for both periods due to a decrease in the assessed value of the property. Depreciation expense increased for the six months ended June 30, 2011 due to property improvements and replacements placed into service during the past twelve months.

Included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In January 2011, one apartment unit was damaged by a grease fire.  The damages were approximately $7,000. During the six months ended June 30, 2011, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000, partially offset by the write off of undepreciated damaged assets of less than $1,000.

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $141,000, compared to approximately $124,000 at December 31, 2010.  Cash and cash equivalents increased approximately $17,000 due to approximately $100,000 of cash provided by operating activities, partially offset by approximately $52,000 and $31,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of repayment of advances received from an affiliate of the Managing General Partner.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $73,000 to fund real estate taxes at the Partnership’s investment property. No such advances were made during the six months ended June 30, 2011.  Interest is charged at the prime rate plus 2% (5.25% at June 30, 2011). Interest expense amounted to approximately $8,000 and $12,000 for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $40,000 and $80,000, respectively, with cash from operations. At June 30, 2011 and December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $291,000 and $323,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $15,000 to fund a loan extension fee at Woods of Inverness Apartments.

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

During the six months ended June 30, 2011, the Partnership completed approximately $62,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of countertops, kitchen and bath resurfacing, water and sewer upgrades, floor covering replacements and construction related to the fire damage discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company. The Secured Credit Facility had an original maturity date of October 1, 2010 and AIMCO Properties, L.P. had the option to extend the Secured Credit Facility by two one-year extensions if no event of default existed under the Secured Credit Facility. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. In addition, AIMCO Properties, L.P. paid an extension fee of approximately $86,000, approximately $26,000 of which was allocated to the Partnership and capitalized during the year ended December 31, 2010 and is included in other assets. On August 10, 2011, AIMCO Properties L.P. exercised its option to further extend the maturity date of the Secured Credit Facility to October 1, 2012. The mortgage requires monthly payments of interest only through the October 1, 2012 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (0.97% per annum at June 30, 2011) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The loan is prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing. The Managing General Partner is currently working to refinance the Partnership’s mortgage indebtedness prior to its October 1, 2012 maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no distributions made to the partners during the six months ended June 30, 2011 or 2010. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts payable to affiliates of the Managing General Partner at June 30, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 84,909.69 limited partnership units (the "Units") in the Partnership representing 65.42% of the outstanding Units at June 30, 2011.  A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.42% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of Aimco, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on Aimco and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco its sole stockholder.

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

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: August 15, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 15, 2011	By: /s/Stephen B. Waters
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