Form 10-Q
period 2011-09-30
CENTURY PROPERTIES FUND XVI
filed 2011-11-09
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

CENTURY PROPERTIES FUND XVI
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2011	2010
Assets
Cash and cash equivalents	$ 46	$ 124
Receivables and deposits	96	94
Other assets	95	86
Investment property:
Land	905	905
Buildings and related personal property	11,359	12,768
Total investment property	12,264	13,673
Less accumulated depreciation	(8,354)	(9,415)
Investment property, net	3,910	4,258
Total assets	$ 4,147	$ 4,562

Liabilities and Partners' (Deficiency) Capital
Liabilities
Accounts payable	$ 16	$ 48
Accrued property taxes	105	143
Tenant security deposit liabilities	43	41
Other liabilities	111	91
Due to affiliates	54	323
Mortgage note payable	5,878	5,878
Total liabilities	6,207	6,524

Partners' (Deficiency) Capital
General partners	(3,820)	(3,813)
Limited partners	1,760	1,851
Total partners’ deficit	(2,060)	(1,962)
Total liabilities and partners’ deficit	$ 4,147	$ 4,562

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$ 409	$ 467	$ 1,276	$ 1,402
Other income	80	59	219	224
Total revenues	489	526	1,495	1,626

Expenses:
Operating	296	361	863	979
General and administrative	35	38	113	118
Depreciation	141	149	444	444
Interest	23	40	75	99
Property taxes	35	34	105	153
Total expenses	530	622	1,600	1,793

Casualty gain	--	--	7	--

Net loss	$ (41)	$ (96)	$ (98)	$ (167)

Net loss allocated to general
partners (6.9%)	$ (3)	$ (6)	$ (7)	$ (11)
Net loss allocated to limited
partners (93.1%)	$ (38)	$ (90)	$ (91)	$ (156)

Net loss per limited partnership
unit	$ (0.29)	$ (0.69)	$ (0.70)	$ (1.20)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(In thousands)

	General	Limited

Partners

Partners

			Total

Partners' (deficiency) capital
at December 31, 2010	$(3,813)	$ 1,851	$(1,962)

Net loss for the nine months
ended September 30, 2011	(7)	(91)	(98)

Partners' (deficiency) capital
at September 30, 2011	$(3,820)	$ 1,760	$(2,060)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$ (98)	$ (167)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	444	444
Amortization of loan costs	19	23
Casualty gain	(7)	--
Bad debt expense	23	36
Change in accounts:
Receivables and deposits	(25)	(89)
Other assets	(28)	(24)
Accounts payable	(29)	30
Accrued property taxes	(38)	(41)
Tenant security deposit liabilities	2	(1)
Due to affiliates	8	6
Other liabilities	20	(25)
Net cash provided by operating activities	291	192

Cash flows from investing activities:
Property improvements and replacements	(99)	(157)
Insurance proceeds received	7	--
Net cash used in investing activities	(92)	(157)

Cash flows from financing activities:
Advances from affiliate	--	121
Payments on advances from affiliate	(277)	(204)
Loan costs paid	--	(26)
Net cash used in financing activities	(277)	(109)

Net decrease in cash and cash equivalents	(78)	(74)

Cash and cash equivalents at beginning of period	124	98

Cash and cash equivalents at end of period	$ 46	$ 24

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 68	$ 63

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 25

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XVI (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation (the "Managing General Partner" or "FCMC") and Fox Realty Investors ("FRI"). The Managing General Partner and the managing general partner of FRI are affiliates of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

At September 30, 2011 and December 31, 2010, the Partnership had outstanding 129,799 limited partnership units.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $72,000 and $79,000 for the nine months ended September 30, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $44,000 and $49,000 for the nine months ended September 30, 2011 and 2010, respectively, which are included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the nine months ended September 30, 2011 and 2010 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $121,000 to fund real estate taxes and fees to extend the maturity date of the mortgage encumbering the Partnership’s investment property. No such advances were made during the nine months ended September 30, 2011.  Interest is charged at the prime rate plus 2% (5.25% at September 30, 2011). Interest expense amounted to approximately $10,000 and $17,000 for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $294,000 and $220,000, respectively, with cash from operations. At September 30, 2011 and December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $39,000 and $323,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $55,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year. The Partnership was charged by Aimco and its affiliates approximately $87,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Casualty Event

In January 2011, one apartment unit at the Partnership’s investment property was damaged by a grease fire.  The damages were approximately $7,000. During the nine months ended September 30, 2011, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000, partially offset by the write off of undepreciated damaged assets of less than $1,000.

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

Note E – Mortgage Note Payable

The mortgage indebtedness encumbering Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) which had an original maturity date of October 1, 2010. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. On August 10, 2011, AIMCO Properties, L.P. exercised its option to further extend the maturity date of the Secured Credit Facility to October 1, 2012.  In addition, AIMCO Properties L.P. paid an extension fee of approximately $15,000 on behalf of the Partnership. The Partnership will reimburse AIMCO Properties, L.P. for the $15,000 and this amount is included in due to affiliates at September 30, 2011.

Note F – Contingencies

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

Note G – Investment Property

During the nine months ended September 30, 2011, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $1,502,000 and accumulated depreciation of approximately $1,502,000.

Note H – Subsequent Event

On November 1, 2011, the Partnership entered into a sale contract with a third party to sell Woods of Inverness Apartments for a sales price of $9,000,000. The sale is projected to close during the fourth quarter of 2011. The Partnership determined that certain held for sale criteria were not met at September 30, 2011 and therefore continues to report the assets and liabilities of Woods of Inverness Apartments as held for investment and its operations as continuing operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Woods of Inverness Apartments	88%	93%
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

Results of Operations

The Partnership recognized net losses of approximately $41,000 and $98,000 for the three and nine months ended September 30, 2011, respectively, compared to net losses of approximately $96,000 and $167,000 for the three and nine months ended September 30, 2010, respectively. The decrease in net loss for both periods is primarily due to a decrease in total expenses, partially offset by a decrease in total revenues.

Total revenues decreased for the three months ended September 30, 2011 due to a decrease in rental income, partially offset by an increase in other income. The decrease in total revenues for the nine months ended September 30, 2011 is due to decreases in both rental and other income. The decrease in rental income for both periods is primarily due to a decrease in occupancy and the average rental rate at the Partnership’s investment property. The increase in other income for the three months ended September 30, 2011 is primarily due to increases in cleaning and damage fees, lease cancellation fees, late charges and parking income at Woods of Inverness Apartments. The decrease in other income for the nine months ended September 30, 2011 is primarily due to decreases in resident utility reimbursements and lease cancellation fees, partially offset by increases in cleaning and damage fees and parking income at Woods of Inverness Apartments.

Total expenses decreased for both the three and nine months ended September 30, 2011 due to decreases in operating and interest expenses. General and administrative and depreciation expenses remained relatively constant for the comparable periods. Also contributing to the decrease in total expenses for the nine months ended September 30, 2011 is a decrease in property tax expense. Property tax expense remained relatively constant for the three months ended September 30, 2011. Operating expenses decreased for the three months ended September 30, 2011 primarily due to decreases in contract services, marketing costs, consulting fees related to a tax appeal and apartment turnover costs. Operating expenses decreased for the nine months ended September 30, 2011 due to decreases in salaries and related benefits, utilities, contract services, marketing costs and consulting fees related to a tax appeal. Interest expense decreased for both the three and nine months ended September 30, 2011 as a result of the lower variable interest rate on the mortgage encumbering the property and a decrease in interest on advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of a decrease in the average outstanding advance balance. Also contributing to the decrease in interest expense for the nine month period is a decrease in interest incurred in connection with the escheatment of unclaimed distributions during 2010. Property tax expense decreased for the nine month period due to a decrease in the assessed value of the property.

Included in general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In January 2011, one apartment unit at the Partnership’s investment property was damaged by a grease fire.  The damages were approximately $7,000. During the nine months ended September 30, 2011, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000, partially offset by the write off of undepreciated damaged assets of less than $1,000.

Liquidity and Capital Resources

At September 30, 2011, the Partnership had cash and cash equivalents of approximately $46,000, compared to approximately $124,000 at December 31, 2010.  Cash and cash equivalents decreased approximately $78,000 due to approximately $277,000 and $92,000 of cash used in financing and investing activities, respectively, partially offset by approximately $291,000 of cash provided by operating activities. Cash used in financing activities consisted of repayment of advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $121,000 to fund real estate taxes and fees to extend the maturity date of the mortgage encumbering the Partnership’s investment property. No such advances were made during the nine months ended September 30, 2011.  Interest is charged at the prime rate plus 2% (5.25% at September 30, 2011). Interest expense amounted to approximately $10,000 and $17,000 for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $294,000 and $220,000, respectively, with cash from operations. At September 30, 2011 and December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $39,000 and $323,000, respectively, and is included in due to affiliates. The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

During the nine months ended September 30, 2011, the Partnership completed approximately $96,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of countertops, office computers, air conditioning upgrades, water and sewer upgrades, floor covering replacements and construction related to the fire damage discussed above. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts owed to affiliates) of the Partnership. The mortgage indebtedness encumbering Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) with AEGON USA Realty Advisors, Inc., as agent for Transamerica Occidental Life Insurance Company. The Secured Credit Facility had an original maturity date of October 1, 2010 and AIMCO Properties, L.P. had the option to extend the Secured Credit Facility by two one-year extensions if no event of default existed under the Secured Credit Facility. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. On August 10, 2011, AIMCO Properties L.P. exercised its option to further extend the maturity date of the Secured Credit Facility to October 1, 2012. The mortgage requires monthly payments of interest only through the October 1, 2012 maturity date, at which date the entire principal balance of approximately $5,878,000 is due.  The loan has a variable interest rate of the one-month LIBOR rate plus 0.78% (1.00% per annum at September 30, 2011) and resets monthly.  The variable interest rate may increase to the one-month LIBOR rate plus 0.98% if the debt service coverage ratio of the investment property decreases below a prescribed threshold. The loan is prepayable without penalty. As a condition of the Secured Credit Facility, the lender required AIMCO Properties, L.P., an affiliate of the Managing General Partner, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the mortgage financing. The Managing General Partner has been working to refinance the Partnership’s mortgage indebtedness prior to its October 1, 2012 maturity. However, on November 1, 2011, the Partnership entered into a sale contract with a third party to sell Woods of Inverness Apartments for a sales price of $9,000,000. The sale is projected to close during the fourth quarter of 2011. The Partnership determined that certain held for sale criteria were not met at September 30, 2011 and therefore continues to report the assets and liabilities of Woods of Inverness Apartments as held for investment and its operations as continuing operations. If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing the property through foreclosure.

There were no distributions made to the partners during the nine months ended September 30, 2011 or 2010. Future cash distributions will depend on the levels of cash generated from operations, the timing of the debt maturity, property sale and/or refinancing.  The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvements, to permit any distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 84,909.69 limited partnership units (the "Units") in the Partnership representing 65.42% of the outstanding Units at September 30, 2011.  A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. It is possible that Aimco or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.42% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of Aimco, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on Aimco and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco its sole stockholder.

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

Assets Held for Sale

The Partnership classifies long-lived assets as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation is not recorded during the period in which the long-lived asset is classified as held for sale.  When the asset is designated as held for sale, the related results of operations are presented as discontinued operations.

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

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: November 9, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 9, 2011	By: /s/Stephen B. Waters
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

10.16       Purchase and Sale Contract, dated November 1, 2011, between Woods of Inverness CPF 16, L.P., a Delaware limited partnership, and Commerce Capital Partners, LLC, a Delaware limited liability company. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 1, 2011).

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

101                                    XBRL (Extensible Business Reporting Language). The following materials from Century Properties Fund XVI’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ (deficiency) capital, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.