Form 10-K
period 2011-12-31
CENTURY PROPERTIES FUND XVI
filed 2012-03-29
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-10435

CENTURY PROPERTIES FUND XVI

(Exact name of registrant as specified in its charter)

California	94-2704651
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 International Drive, PO Box 1089

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

Large accelerated filer £	Accelerated filer £
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company T

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that can affect the Partnership and interpretations of those regulations; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

                                         PART I

Item 1.     Business

Century Properties Fund XVI (the "Partnership" or the "Registrant") was organized in December 1980 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner" or "FCMC"), a California corporation, and Fox Realty Investors ("FRI” or the "Non-Managing General Partner"), a California general partnership, are the general partners of the Partnership. NPI Equity Investments II Inc., a Florida corporation ("NPI Equity"), is the managing partner of FRI. Both FCMC and NPI Equity are subsidiaries of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust. The partnership agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

Beginning in August 1981 through April 1982, the Partnership offered and sold 130,000 Limited Partnership Units for an aggregate of $65,000,000. The net proceeds of this offering were used to acquire ten income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in six states. The Partnership's acquisition activities were completed in 1983, and since then, the principal activity of the Partnership has been managing its portfolio. During the period from 1986 through 1991, eight multi-family residential properties were either sold or otherwise disposed. During 2004, one multi-family residential property was sold. During the year ended December 31, 2011, the Partnership sold its remaining property, Woods of Inverness Apartments, to a third party.

As of December 31, 2011, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Woods of Inverness Apartments, during December 2011. TheManaging General Partner estimates the liquidation process will be completed by December 31, 2012. Because the success in realization of assets and settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership.  The Non-Managing General Partner and the limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day property management services to the Partnership's former investment property.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 1A.    Risk Factors

Not applicable.

Item 2.     Property

On December 21, 2011, the Partnership sold its sole investment property, Woods of Inverness Apartments, to a third party for a gross sale price of $9,000,000.  The net proceeds realized by the Partnership were approximately $8,818,000 after payment of closing costs of approximately $182,000. The Partnership used approximately $5,878,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $4,940,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs.

Capital Improvements

During the year ended December 31, 2011, the Partnership completed approximately $128,000 of capital improvements at Woods of Inverness Apartments, consisting primarily of countertops, office computers, air conditioning upgrades, water and sewer upgrades, floor covering replacement and construction related to the fire damage discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operating cash flow and insurance proceeds. The Partnership sold Woods of Inverness Apartments to a third party on December 21, 2011.

Item 3.     Legal Proceedings

None.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, offered and sold in 1981 and 1982, 130,000 Limited Partnership Units (the "Units") aggregating $65,000,000. The Partnership currently has 129,640 Units outstanding held by 2,842 limited partners of record. Affiliates of the Managing General Partner owned 84,909.69 Units or 65.50% of the outstanding Units at December 31, 2011.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no distributions made to the partners during the years ended December 31, 2011 or 2010. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 84,909.69 Units in the Partnership representing 65.50% of the outstanding Units at December 31, 2011.  A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.50% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of Aimco, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on Aimco and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 2011, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property, Woods of Inverness Apartments, on December 21, 2011. Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $4,535,000 for the year ended December 31, 2011, compared to net loss of approximately $140,000 for the year ended December 31, 2010. The increase in net income is due to the gain from sale of discontinued operations in 2011, partially offset by an increase in loss from discontinued operations.

On December 21, 2011, the Partnership sold its sole investment property, Woods of Inverness Apartments, to a third party for a gross sale price of $9,000,000.  The net proceeds realized by the Partnership were approximately $8,818,000 after payment of closing costs of approximately $182,000. The Partnership used approximately $5,878,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $4,940,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs, which is included in interest expense.

Excluding the impact of the gain from sale of discontinued operations, the Partnership’s loss from discontinued operations was approximately $405,000 and $140,000 for the years ended December 31, 2011 and 2010, respectively. The increase in loss from discontinued operations is due to a decrease in total revenues and an increase in total expenses, partially offset by the recognition of a casualty gain in 2011.

The decrease in total revenues is due to a decrease in rental income. Other income remained constant for the comparable periods. The decrease in rental income is due to decreases in the average rental rate and occupancy at Woods of Inverness Apartments.

The increase in total expenses is primarily due to increases in property tax and general and administrative expenses, partially offset by a decrease in interest expense. Both operating and depreciation expenses remained relatively constant for the comparable periods. Property tax expense increased due to receipt of refunds during 2010 related to 2009 property tax appeals. The decrease in interest expense is primarily due to a lower variable interest rate on the mortgage that had encumbered the property and a decrease in interest on advances received from AIMCO Properties, L.P., an affiliate of the Managing General Partner, as a result of a decrease in the average outstanding balance, partially offset by the loss recognized in 2011 on the early extinguishment of debt, as discussed above.

The increase in general and administrative expenses is primarily due to the write off of costs associated with a potential refinancing of the mortgage encumbering Woods of Inverness Apartments. Also included in general and administrative expenses for the years ended December 31, 2011 and 2010 are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

In January 2011, one apartment unit at the Partnership’s investment property was damaged by a grease fire.  The damages were approximately $7,000. During the year ended December 31, 2011, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000, partially offset by the write off of undepreciated damaged assets of less than $1,000.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2012 due to the sale of its remaining  investment property (see “Note A – Basis of Presentation” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”).

At December 31, 2011, the Partnership had cash and cash equivalents of approximately $2,804,000, compared to approximately $124,000 at December 31, 2010.  Cash and cash equivalents increased approximately $2,680,000 due to approximately $8,694,000 and $195,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $6,209,000 of cash used in financing activities. Cash provided by investing activities consisted of net proceeds from the sale of Woods of Inverness Apartments and insurance proceeds received, partially offset by property improvements and replacements. Cash used in financing activities consisted of repayment of the mortgage encumbering Woods of Inverness Apartments, repayment of advances from AIMCO Properties, L.P., and loan costs paid, partially offset by an advance received from AIMCO Properties, L.P.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $15,000 to fund a fee to extend the maturity date of the mortgage encumbering the Partnership’s investment property. During the year ended December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $121,000 to fund real estate taxes and fees to extend the maturity date of the mortgage encumbering the Partnership’s investment property. The advances bore interest at the prime rate plus 2% per annum. Interest expense amounted to approximately $11,000 and $21,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $349,000 and $220,000, respectively, with proceeds from the sale of Woods of Inverness Apartments and cash from operations. At December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $323,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. There were no outstanding advances or associated accrued interest owed at December 31, 2011.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2011 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the Managing General Partner’s estimates as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at December 31, 2011, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was an increase in net assets of approximately $3,310,000, which is included in the Consolidated Statements of Changes in Partners’ Capital (Deficiency)/Net Assets in Liquidation.

As of December 31, 2011, the General Partners had a deficit balance in their capital account of approximately $3,375,000.  Paragraph 5.3 of the Partnership Agreement states, “In the event that, immediately prior to the dissolution and termination of the Partnership following the sale or exchange of all of the Properties, and after crediting any gain or charging any loss pursuant to Paragraph 11.3, the General Partners shall have a deficiency in their capital account as determined in accordance with the accrual method of accounting, then the General Partners shall contribute in cash to the capital of the Partnership an amount which is equal to the deficiency in its capital account.”  See “Note B” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for an explanation of the allocation of gains and losses pursuant to Paragraph 11.3.  The Partnership believes that the General Partners will be required to contribute this amount to the Partnership in accordance with the Partnership Agreement. As a result, the Partnership has recorded a receivable for the deficit balance of approximately $3,375,000 in the General Partners’ capital account as of December 31, 2011.

There were no distributions made to the partners during the years ended December 31, 2011 or 2010. The Partnership's cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note B – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.  The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property was recorded at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.  If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may have adversely affected the economic performance and value of the Partnership’s investment property. These factors included, but were not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might have adversely affected apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not have been offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could have caused an impairment of the Partnership’s asset.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XVI

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Statement of Net Assets in Liquidation - December 31, 2011

      Consolidated Balance Sheet – December 31, 2010

Consolidated Statements of Discontinued Operations - Years ended December 31, 2011 and 2010

Consolidated Statements of Changes in Partners' Capital (Deficiency)/Net Assets in Liquidation - Years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows - Years ended December 31, 2011 and 2010

      Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XVI

We have audited the consolidated statement of net assets in liquidation of Century Properties Fund XVI as of December 31, 2011, the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of discontinued operations, changes in partners’ capital (deficiency)/net assets in liquidation, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the consolidated financial statements, on December 31, 2011 the Managing General Partner of Century Properties Fund XVI decided to liquidate the Partnership. As a result, the Partnership changed its basis of accounting as of December 31, 2011 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Century Properties Fund XVI as of December 31, 2011, the consolidated financial position at December 31, 2010, and the consolidated results of its discontinued operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles applied on the bases described in the preceding paragraph.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 29, 2012

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(in thousands)

December 31, 2011

Assets
Cash and cash equivalents	$ 2,804
Receivables	3,389
Total assets	6,193

Liabilities
Accounts payable	48
Other liabilities	128
Taxes payable	55
Due to affiliates	14
Estimated costs to liquidate	65
Total liabilities	310

Net assets in liquidation	$ 5,883

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XVI

                             CONSOLIDATED BALANCE SHEET

                                   (in thousands)

December 31, 2010

Assets held for sale:
Cash and cash equivalents	$ 124
Receivables and deposits	94
Other assets	86
Investment property:
Land	905
Buildings and related personal property	12,768
Total investment property	13,673
Less accumulated depreciation	(9,415)
Investment property, net	4,258
Total assets	$ 4,562

Liabilities and Partners' Capital (Deficiency)
Liabilities related to assets held for sale:
Accounts payable	$ 48
Accrued property taxes	143
Tenant security deposit liabilities	41
Other liabilities	91
Due to affiliates	323
Mortgage note payable	5,878
Total liabilities	6,524
Partners' Capital (Deficiency)
General partners	(3,813)
Limited partners	1,851
Total partners’ deficit	(1,962)
Total liabilities and partners’ deficit	$ 4,562

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2011	2010
Loss from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	1,618	1,834
Other income	291	291
Total revenues	1,909	2,125

Expenses:
Operating	1,272	1,267
General and administrative	220	157
Depreciation	586	596
Interest	104	124
Property taxes	139	121
Total expenses	2,321	2,265

Casualty gain	7	--

Loss from discontinued operations	(405)	(140)
Gain from sale of discontinued operations	4,940	--
Net income (loss)	$ 4,535	$ (140)

Net income (loss) allocated to general partners	$ 373	$ (10)
Net income (loss) allocated to limited partners	$ 4,162	$ (130)

Loss from discontinued operations per limited partnership
unit	$ (2.91)	$ (1.00)
Gain from sale of discontinued operations per limited
partnership unit	34.97	--
Net income (loss) per limited partnership unit	$ 32.06	$ (1.00)

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XVI

   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)/NET ASSETS

IN LIQUIDATION

                                   (in thousands)

	General	Limited

Partners

Partners

			Total

Partners' capital (deficiency) at
December 31, 2009	$(3,803)	$ 1,981	$(1,822)

Net loss for the year ended December 31, 2010	(10)	(130)	(140)

Partners’ capital (deficiency) at
December 31, 2010	(3,813)	1,851	(1,962)

Net income for the year ended December 31, 2011	373	4,162	4,535

Partners’ capital (deficiency) at
December 31, 2011	$(3,440)	$ 6,013	2,573

Adjustment to liquidation basis			3,310

Net assets in liquidation at December 31, 2011			$ 5,883

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 4,535	$ (140)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	586	596
Amortization of loan costs	26	30
Casualty gain	(7)	--
Bad debt expense	44	54
Gain from sale of discontinued operations	(4,940)	--
Loss on early extinguishment of debt	9	--
Change in accounts:
Receivables and deposits	36	(109)
Other assets	66	--
Accounts payable	3	27
Tenant security deposit liabilities	(41)	(2)
Accrued property taxes	(143)	(72)
Due to affiliates	7	5
Taxes payable	15	--
Other liabilities	(1)	(14)
Net cash provided by operating activities	195	375

Cash flows from investing activities:
Property improvements and replacements	(131)	(240)
Net proceeds from sale of discontinued operations	8,818	--
Insurance proceeds received	7	--
Net cash provided by (used in) investing activities	8,694	(240)

Cash flows from financing activities:
Repayment of mortgage note payable	(5,878)	--
Advances from affiliate	15	121
Repayment of advances from affiliate	(331)	(204)
Loan costs paid	(15)	(26)
Net cash used in financing activities	(6,209)	(109)

Net increase in cash and cash equivalents	2,680	26
Cash and cash equivalents at beginning of year	124	98
Cash and cash equivalents at end of year	$ 2,804	$ 124

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 82	$ 89

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 3

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XVI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2011

Note A – Basis of Presentation

As of December 31, 2011, Century Properties Fund XVI (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note H – Disposition of Investment Property“).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2011 to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the managing general partner’s estimates as of the date of the consolidated financial statements.

As of December 31, 2011, the General Partners (as defined in “Note B”) had a deficit balance in their capital account of approximately $3,375,000.  Paragraph 5.3 of the Partnership Agreement states, “In the event that, immediately prior to the dissolution and termination of the Partnership following the sale or exchange of all of the Properties, and after crediting any gain or charging any loss pursuant to Paragraph 11.3, the General Partners shall have a deficiency in their capital account as determined in accordance with the accrual method of accounting, then the General Partners shall contribute in cash to the capital of the Partnership an amount which is equal to the deficiency in its capital account.”  See “Note B” below for an explanation of the allocation of gains and losses pursuant to Paragraph 11.3.  The Partnership believes that the General Partners will be required to contribute this amount to the Partnership in accordance with the Partnership Agreement. As a result, the Partnership has recorded a receivable for the deficit balance of approximately $3,375,000 in the General Partners’ capital account as of December 31, 2011.

Fox Capital Management Corporation, a California corporation (“FCMC” or the “Managing General Partner”) estimates that the liquidation process will be completed by December 31, 2012. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying consolidated statements of discontinued operations for the years ended December 31, 2011 and 2010 reflect the operations of Woods of Inverness Apartments as discontinued operations and the balance sheet as of December 31, 2010 reflects the assets and liabilities of Woods of Inverness Apartments as held for sale as a result of the property’s sale to a third party on December 21, 2011, (as discussed in “Note H”).

Note B – Organization and Summary of Significant Accounting Policies

Organization: The Partnership is a California limited partnership organized in December 1980 to acquire and operate residential apartment properties.  The Partnership's general partners are FCMC and Fox Realty Investors ("FRI") (collectively, the “General Partners”). The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.  The Partnership Agreement provides that the Partnership is to terminate on December 31, 2025 unless terminated prior to such date.

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

Cash from sales or other disposition, or refinancing and working capital reserves must be distributed as follows: (i) first, 2% to the General Partners and 98% to the limited partners until an aggregate amount is distributed to the limited partners equal to the total of their original invested capital contributed plus 8% per year, determined on a cumulative, noncompounded basis, on adjusted invested capital, adjusted as needed, of such Limited Partnership Unit Holder; (ii) second, to the General Partners 15% of any additional cash from sales or refinancing and working capital reserve available for distribution, and (iii) the remainder shall be allocated 98% to the limited partners and 2% to the General Partners. Upon sale of all properties and termination of the Partnership, the General Partners may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement, as discussed in “Note A”.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $2,795,000 and $85,000 at December 31, 2011 and 2010, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation was provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method was used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Leases: The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Tenant Security Deposits: The Partnership required security deposits from lessees for the duration of the lease. The security deposits were refunded when the tenant vacated, provided the tenant had not damaged the unit and was current on rental payments.

Abandoned Units: During the years ended December 31, 2011 and 2010, the number of limited partnership units (the “Units”) decreased by 159 and 42 Units, respectively, due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 129,799 and 129,841 Units outstanding for 2011 and 2010, respectively.

Deferred Costs: Loan costs of approximately $120,000, less accumulated amortization of approximately $100,000 were included in other assets at December 31, 2010 and were being amortized over the term of the related loan agreement. Amortization expense for the years ended December 31, 2011 and 2010 was approximately $26,000 and $30,000, respectively, and was included in interest expense. During the year ended December 31, 2011, loan costs of approximately $135,000 and accumulated amortization of approximately $126,000 were written off in connection with the sale of the property, resulting in a loss on early extinguishment of debt of approximately $9,000.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts were deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Investment Property: Investment property consisted of one apartment complex and was stated at cost, less accumulated depreciation, unless the carrying amount of the asset was not recoverable. The Partnership capitalized costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs were payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalized interest, property taxes and insurance during periods in which redevelopment and construction projects were in progress. The Partnership did not capitalize any costs related to interest, property taxes or insurance during the years ended December 31, 2011 and 2010. Capitalized costs were depreciated over the estimated useful life of the asset.  The Partnership charged to expense as incurred costs that did not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicated that the carrying amount of the property would not be recoverable, the Partnership made an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeded the estimated aggregate undiscounted future cash flows, the Partnership recognized an impairment loss to the extent the carrying amount exceeded the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ended December 31, 2011 and 2010.

Advertising Costs: The Partnership expensed the costs of advertising as incurred.  Advertising expense was approximately $94,000 and $112,000 for the years ended December 31, 2011 and 2010, respectively, and is included in operating expenses.

Segment Reporting: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Note C – Adjustment to Liquidation Basis of Accounting

At December 31, 2011, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was an increase in net assets of approximately $3,310,000, which is included in the Consolidated Statements of Changes in Partners’ Capital (Deficiency)/Net Assets in Liquidation.

Note D - Mortgage Note Payable

The mortgage indebtedness that encumbered Woods of Inverness Apartments of approximately $5,878,000 was refinanced during 2007 under a secured real estate credit facility (“Secured Credit Facility”) which had a maturity date of October 1, 2010. On July 31, 2010, AIMCO Properties, L.P. exercised its option to extend the maturity date of the Secured Credit Facility to October 1, 2011. On August 10, 2011, AIMCO Properties, L.P. exercised its option to further extend the maturity date of the Secured Credit Facility to October 1, 2012. In connection with the extensions, AIMCO Properties, L.P. paid extension fees of approximately $15,000 and $26,000 on behalf of the Partnership during the years ended December 31, 2011 and 2010, respectively. These extension fees were capitalized as loan costs.

On December 21, 2011, the Partnership repaid the mortgage debt encumbering the property of approximately $5,878,000 in connection with the sale of the property (see “Note H”).

Note E - Income Taxes

The Partnership is classified as a partnership for Federal income purposes. Accordingly, no provision for Federal income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The Partnership adopted the liquidation basis of accounting effective December 31, 2011.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands except per unit data):

	2011	2010

Net income (loss) as reported	$4,535	$ (140)
(Deduct) add:
Unearned revenue	(15)	2
Depreciation differences	407	303
Miscellaneous	(25)	(13)
Gain on sale of property	741	--

Federal taxable income	$5,643	$ 152

Federal taxable income per limited
partnership unit	$40.08	$ 1.09

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

	2011	2010

Net assets (liabilities) as reported	$ 5,883	$(1,962)
Land and buildings	--	(9,770)
Accumulated depreciation	--	8,736
Partner receivable	(3,375)	--
Syndication and distribution costs	8,258	8,258
Other	197	53

Net assets - Federal tax basis	$10,963	$ 5,315

While the Partnership is not subject to Federal income tax, it is subject to tax related to its Texas activities. During the year ended December 31, 2011, the Partnership recognized current tax expense of approximately $55,000, of which approximately $40,000 is reflected as a reduction of gain from sale of discontinued operations as a result of the sale of Woods of Inverness Apartments and approximately $15,000 is reflected in operating expenses. The corresponding liability is included in taxes payable at December 31, 2011.

Note F - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $95,000 and $105,000 for the years ended December 31, 2011 and 2010, respectively, which are included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $71,000 and $65,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses. At December 31, 2011, approximately $14,000 of accountable administrative expenses were unpaid and are included in due to affiliates. There were no amounts outstanding at December 31, 2010. Subsequent to December 31, 2011, the Partnership paid the outstanding balance of accountable administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner was entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2011 and 2010 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $15,000 to fund a fee to extend the maturity date of the mortgage encumbering the Partnership’s investment property. During the year ended December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $121,000 to fund real estate taxes and fees to extend the maturity date of the mortgage encumbering the Partnership’s investment property. The advances bore interest at the prime rate plus 2% per annum. Interest expense amounted to approximately $11,000 and $21,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $349,000 and $220,000, respectively, with proceeds from the sale of Woods of Inverness Apartments and cash from operations. At December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $323,000 and is included in due to affiliates. There were no outstanding advances or associated accrued interest owed at December 31, 2011.

The Partnership insured its property up to certain limits through coverage provided by Aimco, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2011 and 2010, the Partnership was charged by Aimco and its affiliates approximately $67,000 and $87,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 84,909.69 Units in the Partnership representing 65.50% of the outstanding Units at December 31, 2011.  A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.50% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of Aimco, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on Aimco and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Note G – Casualty Event

In January 2011, one apartment unit at the Partnership’s investment property was damaged by a grease fire.  The damages were approximately $7,000. During the year ended December 31, 2011, the Partnership recognized a casualty gain of approximately $7,000 as a result of the receipt of insurance proceeds of approximately $7,000, partially offset by the write off of undepreciated damaged assets of less than $1,000.

Note H – Disposition of Investment Property

On December 21, 2011, the Partnership sold its sole investment property, Woods of Inverness Apartments, to a third party for a gross sale price of $9,000,000.  The net proceeds realized by the Partnership were approximately $8,818,000 after payment of closing costs of approximately $182,000. The Partnership used approximately $5,878,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership recognized a gain of approximately $4,940,000 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $9,000 as a result of the write off of unamortized loan costs, which is included in interest expense.

Note I - Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its former investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws for the proper operation of the disposal facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its former property.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	40	Director and Senior Vice President
John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership.  Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

Item 11.    Executive Compensation

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of Fox Capital Management Corporation during the year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2011.

Name of		Percentage
Beneficial Owner	Number of Units	of Class

AIMCO Bethesda Holdings Inc.
(an affiliate of Aimco)	84,909.69	65.50%

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $95,000 and $105,000 for the years ended December 31, 2011 and 2010, respectively, which are included in operating expenses on the consolidated statements of discontinued operations included in “Item 8. Financial Statements and Supplementary Data”.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $71,000 and $65,000 for the years ended December 31, 2011 and 2010, respectively, which is included in general and administrative expenses on the consolidated statements of discontinued operations included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2011, approximately $14,000 of accountable administrative expenses were unpaid and are included in due to affiliates. There were no amounts outstanding at December 31, 2010. Subsequent to December 31, 2011, the Partnership paid the outstanding balance of accountable administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner was entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid for the years ended December 31, 2011 and 2010 as there were no distributions from operations during either period.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $15,000 to fund a fee to extend the maturity date of the mortgage encumbering the Partnership’s investment property. During the year ended December 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $121,000 to fund real estate taxes and fees to extend the maturity date of the mortgage encumbering the Partnership’s investment property. The advances bore interest at the prime rate plus 2% per annum. Interest expense amounted to approximately $11,000 and $21,000 for the years ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, the Partnership repaid advances and associated accrued interest of approximately $349,000 and $220,000, respectively, with proceeds from the sale of Woods of Inverness Apartments and cash from operations. At December 31, 2010, the amount of outstanding advances and accrued interest due to AIMCO Properties, L.P. was approximately $323,000 and is included in due to affiliates on the consolidated balance sheet included in “Item 8. Financial Statements and Supplementary Data”. There were no outstanding advances or associated accrued interest owed at December 31, 2011.

The Partnership insured its property up to certain limits through coverage provided by Aimco, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2011 and 2010, the Partnership was charged by Aimco and its affiliates approximately $67,000 and $87,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 84,909.69 Units in the Partnership representing 65.50% of the outstanding Units at December 31, 2011.  A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.50% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of Aimco, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on Aimco and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2012.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees.  Fees for audit services totaled approximately $40,000 and $42,000 for 2011 and 2010, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $5,000 for 2011 and 2010, respectively.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Statement of Net Assets in Liquidation - December 31, 2011.

Consolidated Balance Sheet – December 31, 2010.

Consolidated Statements of Discontinued Operations - Years ended December 31, 2011 and 2010.

Consolidated Statements of Changes in Partners' Capital (Deficiency)/Net Assets in Liquidation – Years ended December 31, 2011 and 2010.

Consolidated Statements of Cash Flows – Years ended December 31, 2011 and 2010.

Notes to Consolidated Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)Exhibits:

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

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 29, 2012
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 29, 2012
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2012
Stephen B. Waters	Accounting

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

10.17           First Amendment to Purchase and Sale Contract between Woods of Inverness CPF 16, L.P., a Delawarelimited partnership,and ComCapp Woods of Inverness, LLC, a Texas limited liability company, dated December 21, 2011. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 21, 2011.)

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

101               XBRL (Extensible Business Reporting Language). The following materials from Century Properties Fund XVI’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) consolidated statement of net assets in liquidation, (ii) consolidated balance sheet, (iii) consolidated statements of discontinued operations, (iv) consolidated statements of changes in partners’ capital (deficiency)/net assets in liquidation, (v) consolidated statements of cash flows, and (vi) notes to consolidated financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.