Form 10-Q
period 2012-06-30
CENTURY PROPERTIES FUND XVI
filed 2012-08-09
CIK 351931

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

(Liquidation Basis)

(Unaudited)

 (in thousands)

	June 30,	December 31,
	2012	2011
Assets
Cash and cash equivalents	$ 2,569	$ 2,804
Receivables	3,375	3,389
Total assets	5,944	6,193

Liabilities
Accounts payable	--	48
Other liabilities	--	128
Taxes payable	--	55
Due to affiliates	--	14
Estimated costs to liquidate	35	65
Total liabilities	35	310

Net assets in liquidation	$ 5,909	$ 5,883

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Liquidation Basis)

(Unaudited)

(in thousands)

For the Six Months Ended June 30, 2012

Net assets in liquidation at January 1, 2012	$ 5,883

Write off of uncollectible receivables	(10)

Collection of amounts not in receivables	5

Payment of amounts not in accounts payable	(6)

Write off of other liabilities	37

Net assets in liquidation at June 30, 2012	$ 5,909

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Loss from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	420	867
Other income	72	139
Total revenues	492	1,006

Expenses:
Operating	269	567
General and administrative	40	78
Depreciation	150	303
Interest	26	52
Property taxes	11	70
Total expenses	496	1,070

Casualty gain	--	7

Net loss	$ (4)	$ (57)

Net loss allocated to general partners (6.9%)	$ --	$ (4)
Net loss allocated to limited partners (93.1%)	$ (4)	$ (53)

Net loss per limited partnership unit	$ (0.03)	$ (0.41)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XVI

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Six Months Ended June 30, 2011

Cash flows from operating activities:
Net loss	$ (57)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	303
Amortization of loan costs	13
Casualty gain	(7)
Bad debt expense	13
Change in accounts:
Receivables and deposits	(15)
Other assets	(54)
Accounts payable	(6)
Accrued property taxes	(73)
Tenant security deposit liabilities	5
Due to affiliates	(1)
Other liabilities	(21)
Net cash provided by operating activities	100

Cash flows from investing activities:
Property improvements and replacements	(59)
Insurance proceeds received	7
Net cash used in investing activities	(52)

Cash flows used in financing activities:
Payments on advances from affiliate	(31)

Net increase in cash and cash equivalents	17

Cash and cash equivalents at beginning of period	124

Cash and cash equivalents at end of period	$ 141

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 39

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$ 6

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

As of June 30, 2012 and December 31, 2011, the General Partners had a deficit balance in their capital account of approximately $3,375,000.  Paragraph 5.3 of the Partnership Agreement states, “In the event that, immediately prior to the dissolution and termination of the Partnership following the sale or exchange of all of the Properties, and after crediting any gain or charging any loss pursuant to Paragraph 11.3, the General Partners shall have a deficiency in their capital account as determined in accordance with the accrual method of accounting, then the General Partners shall contribute in cash to the capital of the Partnership an amount which is equal to the deficiency in its capital account.” The Partnership believes that the General Partners will be required to contribute this amount to the Partnership in accordance with the Partnership Agreement. As a result, the Partnership has recorded a receivable for the deficit balance of approximately $3,375,000 in the General Partners’ capital account as of June 30, 2012 and December 31, 2011.

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

The accompanying consolidated statements of discontinued operations for the three and six months ended June 30, 2011 reflect the operations of Woods of Inverness Apartments as loss from discontinued operations as a result of the property’s sale to a third party on December 21, 2011.

At both June 30, 2012 and December 31, 2011, the Partnership had outstanding $129,640 limited partnership units.

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

Affiliates of the Managing General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $49,000 for the six months ended June 30, 2011, which were included in operating expenses.

Affiliates of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $30,000 for the six months ended June 30, 2011, which was included in general and administrative expenses. At December 31, 2011, approximately $14,000 of accountable reimbursements were unpaid and were included in due to affiliates. No such amounts were owed at June 30, 2012.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner was entitled to receive a Partnership management fee equal to 5% of the Partnership's adjusted cash from operations as distributed. No such fees were paid during the six months ended June 30, 2011 as there were no distributions from operations.

AIMCO Properties, L.P., an affiliate of the Managing General Partner, made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. No advances were made under this credit line during the six months ended June 30, 2012 or 2011. Interest was charged at the prime rate plus 2%. Interest expense amounted to approximately $8,000 for the six months ended June 30, 2011. During the six months ended June 30, 2011, the Partnership repaid advances and associated accrued interest of approximately $40,000 with cash from operations. At June 30, 2012 and December 31, 2011, there were no outstanding advances and accrued interest due to AIMCO Properties, L.P.

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

During the six months ended June 30, 2012, net assets in liquidation increased by approximately $26,000. The increase in net assets in liquidation is primarily due to the write off of other liabilities, partially offset by the write off of uncollectible receivables.

The consolidated statement of net assets in liquidation as of June 30, 2012 includes approximately $35,000 of costs that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2012. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected liquidation period.

As of June 30, 2012 and December 31, 2011, the General Partners had a deficit balance in their capital account of approximately $3,375,000.  Paragraph 5.3 of the Partnership Agreement states, “In the event that, immediately prior to the dissolution and termination of the Partnership following the sale or exchange of all of the Properties, and after crediting any gain or charging any loss pursuant to Paragraph 11.3, the General Partners shall have a deficiency in their capital account as determined in accordance with the accrual method of accounting, then the General Partners shall contribute in cash to the capital of the Partnership an amount which is equal to the deficiency in its capital account.” The Partnership believes that the General Partners will be required to contribute this amount to the Partnership in accordance with the Partnership Agreement. As a result, the Partnership has recorded a receivable for the deficit balance of approximately $3,375,000 in the General Partners’ capital account as of June 30, 2012 and December 31, 2011.

There were no distributions made to the partners during the six months ended June 30, 2012 or 2011. The Partnership's cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, Aimco and its affiliates owned 84,909.69 limited partnership units (the “Units”) in the Partnership representing 65.50% of the outstanding Units at June 30, 2012.  A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.50% of the outstanding Units, Aimco and its affiliates are in a position to influence all voting decisions with respect to the Partnership. However, with respect to 47,488.68 Units owned by AIMCO IPLP, L.P., an affiliate of the Managing General Partner and of Aimco, such affiliate is required to vote such Units: (i) against any increase in compensation payable to the Managing General Partner or to its affiliates; and (ii) on all other matters submitted by it or its affiliates, in proportion to the votes cast by third party unitholders. Except for the foregoing, no other limitations are imposed on Aimco and its affiliates' ability to influence voting decisions with respect to the Partnership. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

CENTURY PROPERTIES FUND XVI

By: Fox Capital Management Corporation
Managing General Partner

Date: August 9, 2012	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 9, 2012	By: /s/Stephen B. Waters
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

10.17                            First Amendment to Purchase and Sale Contract between Woods of Inverness CPF 16, L.P., a Delaware limited partnership, and ComCapp Woods of Inverness, LLC, a Texas limited liability company, dated December 21, 2011. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 21, 2011).

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

101                                    XBRL (Extensible Business Reporting Language). The following materials from Century Properties Fund XVI’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL: (i) consolidated statements of net assets in liquidation, (ii) consolidated statement of changes in net assets in liquidation, (iii) consolidated statements of discontinued operations, (iv) consolidated statement of cash flows, and (v) notes to consolidated financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.